Form 10QSB
period 2007-09-30
FIRST QUANTUM VENTURES INC
filed 2007-11-13
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-11596

FIRST QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3545 NW 71st Street
Miami, FL  33147
(Address of principal executive offices)

(786) 271-6935
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2007, there were approximately 34,030,390 shares of the Issuer's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

INDEX

PART I. - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in securities, use of proceeds and small business issuer of equity securities

Item 3	Defaults upon senior securities

Item 4	Submission of matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and reports on Form 8-K

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statement	F-5

First Quantum Ventures, Inc.
Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Convertible Note Payable	$25,229	$8,272

Total current liabilities	25,229	8,272

Total Liabilities	25,229	8,272

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares; 34,030,390 and 34,030,390 issued and outstanding, respectively	34,030	34,030
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(34,030)	(34,030)
Net loss for the twelve months	(25,229)	(8,272)

Total stockholders’ equity	(25,229)	(8,272)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006	From February 24, 2004 (Inception) through Sept. 30, 2007

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	734	1,982	35,229
Legal fees - related party	10,000	0	10,000
Services - related party	0	0	5,000

Total expenses	10,734	1,982	50,229

Net income (loss)	$(10,734)	$(1,982)	$(50,229)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	34,030,390	34,030,390

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006	From February 24, 2004(Inception) through Sept. 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,734)	$(1,982)	$(25,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	10,734	1,982	25,229
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	10,734	1,982	25,229

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(10,734)	(1,982)	(25,229)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(1)
The Company First Quantum Ventures, In.. (the Company) is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.  The Company was incorporated in Nevada on April 13, 2006, and is a successor by merger with Cine-Source Entertainment, Inc., and has elected June 30 as its fiscal year end. The Company changed its name to First Quantum Ventures, Inc. on February 24, 2004.

The Company has not yet engaged in its expected operations. Current activities include raising additional capital and negotiating with potential key personnel and facilities.  There is no assurance that any benefit will result from such activities.  The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then. The following summarize the more significant accounting and reporting policies and practices of the Company:

a) Use of estimates    The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

b)  Start-Up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

c) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(2)
Stockholders’ Equity  The Company has authorized 500,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.. The Company had 34,030,390 shares of common stock issued and outstanding at June 30, 2007.   On April 26, 2004, the Company completed a 1-fo-200 reverse split of its common stock, leaving 30,390 shares remaining outstanding.  In May 2004 the company authorized the issuance of 5,000,000 shares of its restricted common stock to its sole officer and director for services.  In November 2004 the company issued a total of 20,000,000 shares of its common stock to a third party for capital and other services rendered on behalf of the company on or before November 2, 2004.  On the same date the company issued an additional 9,000,000 shares of its common stock in exchange for settlement and satisfaction of the balance of any indebtedness of the company.  All such shares were issued at par value.

(3)
Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $0.

4)
Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $25,229 for the period ended September 30, 2007, it has a stockholders’ deficit of approximately $34,030 as of September 30, 2007.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The Company is

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4)
Going Concern, continued  attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

This Form 10-QB contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in this Form 10-QSB. These risks, among others, include those relating to our ability to successfully market and generate patient volume, the Company's ability to maintain contracts with physicians and other medical providers at favorable rates, and any lawsuits that may arise in the course of doing business. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Discussion and Analysis

     The following  discussion and analysis  should be read in conjunction  with the financial  statements of the Company and the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the quarter ended September 30, 2007, we experienced a loss of $10,734 principally due to general and administrative expenses and legal fees.

Net Operating Revenues

     We had  operating  revenue of $0 and $0 for the  quarters  ended  September 30, 2007, and 2006, respectively.

Operating Expenses and Charges

     The  operating  expenses for the quarter  ended September 30, 2007 were $10,734. For the quarter  ended September 30,  2006,  the  significant  operating  expenses  were $1,982.

Liquidity and Capital Resources

     For the quarter  ended September 30, 2007,  the Company  generated no cash flow from operations.  Consequently,  the Company has been dependent upon its lenders to fund its cash requirements.  The same situation existed for the quarter ended September 30, 2006.

     At September 30, 2007, the Company had cash of $0 and a convertible note payable Of $25,229.

Business Plan and Strategy

  First Quantum Ventures, Inc., (“FQVI”) was originally formed as Cine-Source Entertainment, Inc., (“Old Corporation”) a Colorado Corporation, on July 29, 1988.  Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc., (“The Surviving Corporation”), a Colorado Corporation.  A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Company effected a 1-for-200 reverse stock split.  Thereafter, the name of the surviving corporation was changed to First Quantum Ventures, Inc., on April 27, 2004.  On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada Corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged Surviving Corporation into First Quantum Ventures, Inc., the Nevada Corporation.  Our common stock is currently traded on the Pink Sheets under the symbol “FQVI”.

  It is our intention to qualify the Company for quotation of its common stock on the over-the-counter (OTC) Bulletin Board.

   FQVI is authorized to engage in any lawful corporation undertaking including, but limited to, selected mergers and acquisitions.  We have been in a development stage since inception and at the current time have no active operations.  The Company intends to satisfy securities law requirements for 34 Act reporting.  This will enable an acquired foreign or domestic private company to become a reporting (“public”) company whose securities qualify for trading in the United States secondary market.

  We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

Going Concern

     The  accompanying  consolidated  financial  statements  have been  prepared assuming  that  we will  continue  as a going  concern.  We have a  stockholders deficit  of  $34,030  and  net  losses  from  operations  of $10,734 and  $1,982, respectively,  for the  three  months  ended  September 30,  2007 and  2006.  These conditions  raise  substantial  doubt  about our  ability to continue as a going concern.  The consolidated  financial  statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

     In July 2001 the FASB issued SFAS No. 141 "Business  Combinations" and SFAS No. 142 "Goodwill and Other  Intangible  Assets." We have adopted the provisions of SFAS No.  141 and 142,  and such  adoption  did not  impact  our  results  of operations.

     In July  2001  the  SEC  issued  SAB  102  "Selected  Loan  Loss  Allowance Methodology  and  Documentation  Issues."  We do not expect this SAB to have any effect on our financial position or results of operations.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset Retirement  Obligations."  Management  does not expect the  standard to have any effect on our financial position or results of operations.

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64,  Amendment of SFAS No. 13 and Technical  Corrections."  Management  does not expect the standard to have any effect on our  financial  position or results of operations.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal  Activities."  Management  does not expect the standard to have any effect on our financial position or results of operations.

     In October  2002 the FASB  issued  SFAS No.  147,  "Acquisition  of Certain Financial  Institutions."  Management  does not expect the  standard to have any effect on our financial position or results of operations.

Critical Accounting Policies

     Use of Estimates. The financial statements have been prepared in conformity with  generally  accepted  accounting  principles.  In preparing  the  financial statements, management is required to make estimates and assumptions that affect the reported  amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     Start-Up Costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

     Net loss per share.  Basic loss per weighted  average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 123).

     Fair  value of  financial  instruments.  The  carrying  values  of cash and accrued  liabilities  approximate their fair values due to the short maturity of these instruments.

Critical Accounting Policies

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting  principles (GAAP) requires management to make estimates and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

     We have not entered  into any  off-balance  sheet  arrangements.  We do not anticipate  entering into any off-balance sheet arrangements  during the next 12 months.

Item 3 - Controls and Procedures

     Our management,  which includes our Chief Executive Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)  promulgated  under the Securities and Exchange Act of 1934,  as  amended)  as of a date (the  "Evaluation  Date") as of the end of the period covered by this report.  Based upon that  evaluation,  our management has concluded that our  disclosure  controls and procedures are effective for timely gathering,  analyzing and disclosing the information we are required to disclose in our reports  filed under the  Securities  Exchange  Act of 1934,  as amended. There have been no significant changes made in our internal controls or in other factors that could significantly  affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II OTHER INFORMATION

Item 1                   Legal Proceedings

                 None

Item 2                   Changes in  securities,  use of  proceeds  and small  business  issuer of equity securities

                 None

Item 3                   Defaults upon senior securities

                 None

Item 4                   Submission of matters to a vote of security holders

                 None

Item 5                   Other information

The company has recently formed a subsidiary corporation to engage in business and financial advisory work of a general nature.  Part of this undertaking will include efforts to locate and acquire other companies with operating businesses that can be integrated into the structure of the company and other companies that will compliment the financial and business advisory work.  At this date the company is seeking a representative to operate the newly formed subsidiary and will at that time more clearly define the parameters of its acquisition program.

Item 6                    Exhibits and reports on Form 8-K

     (a)     The exhibits  required to be filed  herewith by Item 601 of  Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

     (b)     Reports on Form 8-K The following  sets forth the Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

              NONE

SIGNATURE

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      FIRST QUANTUM VENTURES, INC.

      By: /s/ Emilio Jara
      Emilio Jara
      Chief Executive Officer,
      Chief Financial Officer and Director

Date: November 13, 2007