Form 10QSB/A
period 2007-09-30
FIRST QUANTUM VENTURES INC
filed 2007-11-16
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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
Yes ☒                       No ☐
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

      FIRST QUANTUM VENTURES, INC.6

      By: /s/ Emilio Jara
      Emilio Jara
      Chief Executive Officer,
      Chief Financial Officer and Director

      Date: November 16, 2007