Form 10QSB
period 2007-12-31
FIRST QUANTUM VENTURES INC
filed 2008-02-12
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-52759

FIRST QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3545 NW 71st Street
Miami, FL  33147
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
Yes  ☒                      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 11, 2008, there were approximately 34,030,390 shares of the Issuer's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

INDEX

PART I. - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in securities, use of proceeds and small business issuer of equity securities

Item 3	Defaults upon senior securities

Item 4	Submission of matters to a vote of security holders

Item 5	Other information

Item 6	Exhibits and reports on Form 8-K

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statement	F-5

First Quantum Ventures, Inc.
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Convertible Note Payable	$31,392	$8,527

Total current liabilities	31,392	8,527

Total Liabilities	31,392	8,527

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued
and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares;
34,030,390 and 34,030,390 issued and outstanding, respectively	34,030	34,030
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(34,030)	(34,030)
Net loss for the six months	(31,392)	(8,527)

Total stockholders’ equity	(31,392)	(8,527)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

	Six Months Ended Dec. 31, 2007	Six Months Ended Dec. 31, 2006	From February 24, 2004 (Inception) through Dec. 31, 2007

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	16,897	2,237	41,392
Legal fees - related party	0	0	10,000
Services - related party	0	0	5,000

Total expenses	16,897	2,237	56,392

Net income (loss)	$(16,897)	$(2,237)	$(56,392)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	34,030,390	34,030,390

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Six Months Ended Dec. 31, 2007	Six Months Ended Dec. 31, 2006	From February 24, 2004 (Inception) through Dec. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,687)	$(2,237)	$(31,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	16,687	2,237	31,392
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	16,687	2,237	31,392

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(16,687)	(2,237)	(31,392)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(2) Stockholders’ Equity  The Company has authorized 500,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.. The Company had 34,030,390 shares of common stock issued and outstanding at February 6, 2008.   On April 26, 2004, the Company completed a 1-for-200 reverse split of its common stock, leaving 30,390 shares remaining outstanding.  In May 2004 the company authorized the issuance of 5,000,000 shares of its restricted common stock to its sole officer and director for services.  In November 2004 the company issued a total of 20,000,000 shares of its common stock to a third party for capital and other services rendered on behalf of the company on or before November 2, 2004.  On the same date the company issued an additional 9,000,000 shares of its common stock in exchange for settlement and satisfaction of the balance of any indebtedness of the company.  All such shares were issued at par value.

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $0.

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $31,392 for the period ended December 31, 2007, it

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern, continued has a stockholders’ deficit of approximately $34,030 as of December 31, 2007.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The Company is attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

Discussion and Analysis

    The following discussion and analysis should be read in conjunction with the financial statements of  the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

    For the quarter ended December 31, 2007, we experienced a loss of $6,163 principally due to general and administrative expenses.

Net Operating Revenues

    We had  operating  revenue of $0 and $0 for the  quarters  ended  December 31, 2007, and 2006, respectively.

Operating Expenses and Charges

    The operating expenses for the quarter ended December 31, 2007 were $6,163. For the quarter ended December 31, 2006, the significant operating expenses were $255

Liquidity and Capital Resources

    For the quarter  ended December 31, 2007,  the Company  generated no cash flow from operations.  Consequently,  the Company has been dependent upon its lenders to fund its cash requirements.  The same situation existed for the quarter ended December 31, 2006.

    At December 31, 2007, the Company had cash of $0 and a convertible note payable Of $31,392.

Business Plan and Strategy

    First Quantum Ventures, Inc., (“FQVI”) was originally formed as Cine-Source Entertainment, Inc., (“Old Corporation”) a Colorado Corporation, on July 29, 1988.  Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc., (“The Surviving Corporation”), a Colorado Corporation.  A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Company effected a 1-for-200 reverse stock split.  Thereafter, the name of the surviving corporation was changed to First Quantum Ventures, Inc., on April 27, 2004.  On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada Corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged Surviving Corporation into First Quantum Ventures, Inc., the Nevada Corporation.  Our common stock is currently traded on the over-the-counter Bulletin Board (OTC:BB) under the symbol “FQVI”.

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

Going Concern

    The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $34,030 and net losses from operations of $16,897 and $2,237, respectively, for the six months ended December 31, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets an liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Date: February 11, 2008