Form 10QSB
period 2008-03-31
FIRST QUANTUM VENTURES INC
filed 2008-05-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2008, there were approximately 340,632 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS

Balance Sheet                                                                                                                         F-2

Statements of Operations                                                                                                     F-3

Statements of Stockholders’ Equity                                                                                   F-4

Statements of Cash Flows                                                                                                    F-5

Notes to Financial Statement                                                                                               F-6

First Quantum Ventures, Inc.
Consolidated Balance Sheets

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Convertible Note Payable	$34,566	$9,477

Total current liabilities	34,566	9,477

Total Liabilities	34,566	9,477

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued
and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares;
340,632 and 340,303 issued and outstanding, respectively	341	341
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(34,907)	(9,818)

Total stockholders’ equity	(34,566)	(9,477)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	From February 24, 2004 (Inception) through March 31, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	20,071	3,187	44,566
Legal fees - related party	0	0	10,000
Services - related party	0	0	5,000

Total expenses	20,071	3,187	59,566

Net income (loss)	$(20,071)	$(3,187)	$(59,566)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	340,632	340,303

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	From February 24, 2004(Inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,071)	$(3,187)	$(34,566)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	20,071	3,187	34,566
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	20,071	3,187	34,566

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(20,071)	(3,187)	(34,566)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(2) Stockholders’ Equity  The Company has authorized 500,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.. The Company had 340,632 shares of common stock issued and outstanding at May 2, 2008.   On April 26, 2004, the Company completed a 1-for-200 reverse split of its common stock, leaving 30,390 shares remaining outstanding.  In May 2004 the company authorized the issuance of 5,000,000 shares of its restricted common stock to its sole officer and director for services.  In November 2004 the company issued a total of 20,000,000 shares of its common stock to a third party for capital and other services rendered on behalf of the company on or before November 2, 2004.  On the same date the company issued an additional 9,000,000 shares of its common stock in exchange for settlement and satisfaction of the balance of any indebtedness of the company.  All such shares were issued at par value.  On February 7, 2008, the Company approved and submitted with NASDAQ the necessary paperwork to implement the reverse split of the issued and outstanding common stock of the Company at a ratio of one (1) share for each one hundred (100) shares of the common stock issued and outstanding, with the number of authorized shares remaining the same and unchanged as a result of the reverse split.  All fractional shares were rounded up to the next whole share.  A copy of the corporate resolution used to carry out the reverse split was filed with the original form 8-K on February 26, 2008.

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $0.

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $34,566 for the period ended March 31, 2008, it has a stockholders’ deficit of approximately $34,907 as of March 31, 2008.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The Company is attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

Discussion and Analysis

  The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

     For the quarter ended March 31, 2008 we experienced a loss of $3,174 principally due to general and administrative expenses.

Net Operating Revenues

     We had operating revenue of $0 and $0 for the  quarters  ended  March 31, 2008, and 2007, respectively.

Operating Expenses and Charges

  The operating expenses for the quarter ended March 31, 2008 were $3,174. For the quarter ended March 31, 2007, the significant operating expenses were $1,139.

Liquidity and Capital Resources

     For the quarter  ended March 31, 2008,  the Company  generated no cash flow from operations.  Consequently,  the Company has been dependent upon its lenders to fund its cash requirements.  The same situation existed for the quarter ended March 31, 2007.

     At March 31, 2008, the Company had cash of $0 and a convertible note payable Of $34,566.

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

Going Concern

  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $34,566 and net losses from operations of $20,071 and $3,187, respectively, for the six months ended March 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

*  Filed herewith.

     (b)    Reports on Form 8-K The following  sets forth the Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

                      Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 26, 2008.

SIGNATURE

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      FIRST QUANTUM VENTURES, INC.

      By: /s/ Emilio Jara
      Emilio Jara
      Chief Executive Officer,
      Chief Financial Officer and Director

Date: May 15, 2008