Form 10-Q/A
period 2007-09-30
FIRST QUANTUM VENTURES INC
filed 2009-05-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.  2 TO FORM 10-QSB

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

2300 Palm Beach Lakes Blvd. Ste. 218
West Palm Beach, FL 33409
(Address of principal executive offices)

(561) 697-8740
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

      FIRST QUANTUM VENTURES, INC.

       By: /s/ Andrew Godfrey
            Andrew Godfrey
             President
            Chief Financial Officer

      Date: May 14, 2009