Form 10-K
period 2008-06-30
FIRST QUANTUM VENTURES INC
filed 2009-05-15
CIK 1409197

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008
Commission File No. 000-52759

First Quantum Ventures, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	20-4743354
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, FL 33409
 (Address of principal executive offices) (Zip Code)

(561) 697-8740
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the Issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer ☐          Accelerated filer  ☐    Non-accelerated filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates of First Quantum Ventures, Inc.  computed by reference to the price at which the common  equity was sold,  or the average bid and asked price of such common equity,  as of a specified date within the past 60 days was $0.00 as of  May 14,  2009  based on the average bid and asked price of $0.00 per share as of that date.

There were 340,632 shares of common stock, $.001 par value, outstanding as of May 14, 2009.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of First Quantum Ventures, Inc. (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives strategies or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business -- Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

Item 1. Business.

We are a non-operating shell corporation. We have not yet engaged in any operations.  Our business plan consists of exploring potential targets for business combinations through an asset or share purchase or exchange, merger or similar type of transaction, which will result in the combined business entity becoming a publicly held corporation. A 'business combination' (or 'combination') is generally defined under the federal securities laws as  (i) a statutory merger; or (ii) the exchange of our securities for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by us for cash or other value to a business entity or individual, and similar transactions.

Regardless of what business combination form we proceed with, such transaction may result in a change in our present board of directors or management and/or a change in the voting control of our common shares.  Until consummation of a combination occurs, we do not anticipate that we will have any business activities or sources of revenues nor do we anticipate that we will incur any significant expenses, other than those expenses related to SEC periodic and other filing requirements and related SEC compliance matters, or expenses pertaining to the negotiation and consummation of a combination.

Our plan of operation for the next 12 months is to: (i) identify and consider guidelines of industries in which we may have an interest; (ii) assuming we consummate a combination, adopt a proposed business plan to engage in the selected business industry of the to be combined company; and (iii) to commence operations in the selected business industry through funding and/or the acquisition of a 'going concern' revenue producing company that is engaged in the selected industry.

Under SEC definitional standards, and based on the current state of our business as described above, we are a “blank check company, which the SEC defines as any “development stage company” that is issuing a penny stock within the meaning of Exchange Act Section 3(a)(51) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company.  Under Exchange Act Rule 12b-2, we also qualify as a shell company since we have no assets or nominal assets (other than cash) and no or nominal operations.

POTENTIAL TARGET COMPANIES

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. A business entity, if any, which may be interested in a business combination with us, may include the following:

▪  a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
▪  a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
▪  a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
▪  a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
▪  a foreign company which may wish an initial entry into the United States securities market;
▪  a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
▪  a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company issued and outstanding common stock of the Company, and may include supplementing the current management and board of directors or forms of transactional aids or controls.  No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

As of June 30, 2008 we had no employees.

Item 1A. Risk Factors.

Our business is subject to numerous risk factors, including the following:

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION; FAILURE TO MEET ITS FIDUCIARY OBLIGATIONS.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION-NO STANDARDS FOR BUSINESS COMBINATION-MANAGEMENTS SOLE DISCRETION REGARDING BUSINESS COMBINATION.

            We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Andrew Godfrey  is our sole officer, director and as such has complete control and discretion with regard to our business and affairs. Mr. Godfrey has complete discretion whether we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has entered into a written employment agreement with us and will provide a limited amount of time to our business.  Mr. Godfrey has agreed to devote approximately 10 hours per month to the business affairs of the Company. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL.

Our officers and directors may participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that we will not seek a business combination with any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See ITEM 5.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

REGULATION UNDER INVESTMENT COMPANY ACT.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control of our management.

There is only a limited public market for our common stock, and no assurance can be given that a market will develop.

There currently is a limited public market for our common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as 'penny stocks' under the Exchange Act and SEC rules thereunder.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called 'penny stocks' to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a 'penny stock', we may become subject to Rule 15g-9 under the Exchange Act, or the 'Penny Stock Rule'. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and 'accredited investors' (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Current or future shareholders who hold unregistered shares of our common stock are ineligible to sell our securities in reliance upon Rule 144 of the Securities Act because we are a Shell Company

We are both a blank check and shell company under the federal securities laws.   In accordance with Securities Act Rule 144, Holders of our common stock are unable to sell their shares in reliance upon Rule 144 until: (a) we have ceased to become a shell company; and (b) we have filed all of our required periodic reports with the SEC for a period of one year and a period of one year has elapsed form the date of Form 10 information has been filed with the SEC reflecting our status as a non-shell company.  Because none of our securities can be sold in accordance with Rule 144 until at least one year after we cease to be a shell company, any securities we have issued will have no liquidity until and unless such securities are registered with the SEC and/or until one year after we cease to be a shell company and complied with these Rule 144 requirements.  If we fail to cease being a blank check company or a shell company, investors who hold our securities may be forced to hold such securities indefinitely with no ability to sell those securities.

TAXATION.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

POSSIBLE RELIANCE UPON UNAUDITED FINANCIAL STATEMENTS.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon un-audited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company has no properties and at this time has no agreements to acquire any properties.

Item 3. Legal Proceedings.

We are  not  currently involved  in  legal  proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

  PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON EQUITY

Our common  stock was first listed for trading on January 7, 2008.  However, the first trade in our stock occurred on September 16, 2008.  Our common stock is currently traded on the Over –the-Counter Pink Sheets, under the symbol "FQVE"

	High	Low
2008

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$15	$15
Fourth Quarter	$15	$15

The per share  closing  bid price of the common stock as reported by the Pink Sheets on May 8, 2009 was $0.01.

The Company has never paid any cash dividends on shares of its common stock.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained herein are not purely historical statements, but rather include what we believe are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes", "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under ”Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Results of Operations - Year Ended June 30, 2007 Compared to June 30, 2008

For the year ended June 30, 2008 we experienced a loss of $24,549 as compared to a loss of $8,205 for the year ended June 30, 2007.  The increase in loss was attributable to general and administrative expenses.

Net Operating Revenues

We had operating revenue of $0 and $0 for the year ended June 30, 2008 and June 30, 2008 respectively.

Operating Expenses and Charges

Operating expenses for the year ended June 30, 2008 were $24,549 and for the year ended June 30, 2007 they were $8,205.

Liquidity and Capital Resources

For the year ended June 30, 2007, the Company generated no cash flow from operations.  At June 30, 2008, the Company had no cash  and a convertible note payable of $36,069.

Subsequent Events

Since our last filings we became aware that certain shares of our common stock had been issued in error. As a result the shares were cancelled, ab initio. With the cancellation of the shares, we now have a total of 340,632  shares of common stock issued and outstanding.  In addition, by majority shareholder vote, Andrew Godfrey was elected as our new sole Director, President, CEO and Secretary. In addition, we became aware that our former CEO, President and Director, Emilio Jara, claims that he did not authorize or approve some of the past Company filings.  Specifically, Mr. Jara claimed that he did not authorize or approve the filings of our 10-QSB’s filed on November 13, 2007,  and November 16, 2007; February 12, 2008; and May 15, 2008.  He also contends that he did not approve the filing of the  8-K and 8-K/A filed on February 26, 2008 and on February 27, 2008 and the Form 12b-25 filed on September 29, 2008.  Under these circumstances the Company is electing to withdraw each of these filings and voluntarily refile these items reexecuted at this time.  To assure compliance with applicable filing requirements each of these filings has been reviewed, approved and authorized to be refiled in substitution; and such filings are being made with the knowledge, consent and authorization of the current CEO, President and Sole Director.  These filings are identical in terms and language as those filed during the tenure of the former CEO, President and Director, the exception being the change in signature and dates.
Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of June 30, 2008, we have a stockholders deficit of $51,677 and net losses from operations of $25,549 and $3,187. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Research and Development

None.

Inflation

Management believes that the impact of inflation on our operations since our inception has not been material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplemental Data.

The response to this item is set forth at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management conducted a preliminary evaluation of the effectiveness of internal control over financial reporting as of  June  30, 2008.  Management determined, based on the preliminary evaluation, that the Company’s internal control over financial reporting did not satisfy the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Factors such as those described in the preceding paragraphs, including  material adjustments communicated to us by our auditor for the year ended December 31, 2008, led to management’s conclusion that the Company’s internal control over financial reporting did not meet the criteria established by COSO.

Management has concluded that, due to the deficiencies identified above under “Evaluation of disclosure controls and procedures” and due to the failure to meet the COSO criteria, as of June 30, 2008 our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008. Based on that evaluation, management concluded that our internal controls over financial reporting were subject to the events and influences described above in this Item 9A under the heading “Evaluation of disclosure controls and procedures”.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations of Disclosure Controls and Procedures

Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

               The Company’s executive officers, directors and key employees and their ages and positions as of June 30, 2008, are as follows:

Name	Age	Positions and Offices Held
Andrew Godfrey	46	Director/ President/Secretary

Andrew Godfrey has been our President, Chief Executive Officer and Chairman of the Board of Directors since April 24, 2009.   Since November 2003 Mr. Godfrey has been a Consultant in international business procedures to IPC Corporate Services, an international management service company.  Concurrently, Mr. Godfrey is a Utilities Inspector and Supervisor for the Department of Housing and Planning in Belize.

Family Relationships

There is no arrangement or understanding between any of our directors or executive officers and any other person in which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

involvement in any bankruptcy;
involvement in any conviction in a criminal proceeding;
being subject to a pending criminal proceeding;

being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result our officers, directors and any 10% shareholders are subject to the reporting requirements of Section 16(a) of that statute.

We have never received any Section 16(a) reports from any person subject to its requirements.

Code of Ethics

We have not yet adopted a Code of Ethics

Corporate Governance:

a. Director Independence

Our common stock was quoted on the OTC Bulletin Board and now on the NQB’s Pink Sheets; those  trading mediums do not have director independence requirements. Under Item 407(a) of Regulation S-B, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). Under this definition, none of our directors are independent, because our Board of Directors cannot affirmatively determine that any of our directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

b. Committees

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation.  We have not yet adopted an audit, compensation, or nominating committees because we have not conducted a business combination with another company to develop our operations and we have generated no revenues since our inception. Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

c. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

Item 11. Executive Compensation.

The following table summarizes all compensation paid by the Company with respect to the year ended December 31, 2008, to the three highest paid executives.

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Andrew Godfrey	2008	$0.00	$0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following  table sets forth certain  information  as of March 31, 2009, with respect to the number of shares of each class of voting stock  beneficially owned by (i)  those  persons  known to us to be the  owners  of more  than  five percent of any such class of our voting stock, (ii) each of our directors of and (iii) all of our directors and executive  officers as a group.  Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

	Amount of	Percentage of
	Beneficial	Beneficial
Name and Address of Beneficial Owner	Ownership	Ownership
Jason Smart	250,000	73.39%

Item 13 Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended  June 30, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and Form 10-QSB during the fiscal years were approximately $5,000 and $8,000 respectively.

Audit Related Fees.  For the years ended June 30, 2008 and 2007, the Company incurred fees to auditors of $0 and $0  for audit related fees, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------------------------------------------------------------------------

*  Filed herewith

(b)
Reports on Form 8-K.  During the third quarter of the fiscal year ended June 30, 2008, we filed an 8-K on February 26, 2008 reporting a reverse split of the Company stock, new trading symbol, and new CUSIP number.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Quantum Ventures, Inc.

	By:	/s/ Andrew Godfrey
President and Chief Executive Officer

Dated: May 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
First Quantum Ventures, Inc.
West Palm Beach, FL

I have audited the accompanying balance sheet of First Quantum Ventures, Inc., as of June 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Quantum Ventures, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the two years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lawrence Scharfman, CPA.
Boynton Beach, Florida
May 12, 2009

First Quantum Ventures, Inc.
Consolidated Balance Sheets

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest payable	$5,267	$1,789

Total current liabilities	5,267	1,789

LONG-TERM LIABILITIES
Convertible Note Payable	36,069	14,495

Total Liabilities	41,336	16,284

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares; 10,340,632 and 34,030,390 issued and outstanding, respectively	10,341	34,030
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(51,677)	(50,314)

Total stockholders’ equity	(41,336)	(16,284)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations

	Year Ended June 30, 2008	Year Ended June 30, 2007	From February 24, 2004 (Inception) through June 30, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	21,071	2,092	46,069
Interest expense	3,478	1,113	5,267
Legal fees - related party	0	0	10,000
Services - related party	0	5,000	5,000

Total expenses	24,549	8,205	66,336

Net income (loss)	$(24,549)	$(8,205)	$(66,336)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	10,340,632	34,030,390

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
BEGINNING BALANCE, July 01, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net changes during period	0	0	0	0	0

BALANCE, June 30, 2006	34,030,390	34,030	0	(34,030)	0

Net changes during period	0	0	0	0

BALANCE, June 30, 2007	34,030,390	$34,030	0	$(48,525)	$(14,495)
1-for-100 Reverse Split	(33,690,086)	(33,691)	0	(5,097)	(28,786)
Shares issued to settle debt	10,000,328	10,000	0	0	0

ENDING BALANCE, June 30, 2008	10,340,632	10,341	0	(53,622)	(43,281)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended June 30, 2008	Year Ended June 30, 2007	From February 24, 2004(Inception) through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,549)	$(8,205)	$(66,336)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accrued interest	3,478	1,113	5,267
Increase (decrease) in accounts payable - trade	21,071	7,092	61,069
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	24,549	8,205	66,336

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(24,549)	(8,205)	(66,336hola)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(2) Stockholders’ Equity  The Company has authorized 500,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. The Company had 34,030,390 shares of common stock issued and outstanding at June 30, 2007.   On April 26, 2004, the Company completed a 1-for-200 reverse split of its common stock, leaving 30,390 shares remaining outstanding.  In May 2004 the company authorized the issuance of 5,000,000 shares of its restricted common stock to its sole officer and director for services.  In November 2004 the company issued a total of 20,000,000 shares of its common stock to a third party for capital and other services rendered on behalf of the company on or before November 2, 2004.  On the same date the company issued an additional 9,000,000 shares of its common stock in exchange for settlement and satisfaction of the balance of any indebtedness of the company.  All such shares were issued at par value.  On February 25, 2008, the company completed a 1-for-100 reverse split of its common stock, leaving 340,304 shares outstanding.

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $0.

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $25,549 and $8,205 for the years ended June 30, 2008 and 2007 respectively. It has a stockholders’ deficit of approximately $51,677 as of June 30, 2008.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The Company is

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern, continued  attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.