Form 10-Q
period 2008-09-30
FIRST QUANTUM VENTURES INC
filed 2009-05-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-52759

FIRST QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 Palm Beach LakesBoulevard
 Suite 218
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
Yes ☐                       No ☒

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
Yes ☒                     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 14, 2009, there were approximately 340,632 shares of the Issuer's common stock, par value $0.001 per share outstanding.

PART I. - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and the Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of matters to a Vote of Security Holders

Item 5	Other information

Item 6	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

First Quantum Ventures, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest payable	$6,341	$2,465

Total current liabilities	6,341	2,465

LONG-TERM LIABILITIES
Convertible note payable	37,692	25,229

Total Liabilities	44,033	27,694

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares; 13,935,438 and 34,030,390 issued and outstanding, respectively	13,935	34,030
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(57,968)	(61,724)

Total stockholders’ equity	(44,033)	(27,694)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	From February 24, 2004 (Inception) through Sept. 30, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	1,623	734	47,692
Interest expense	1,074	675	6,341
Legal fees - related party	0	10,000	10,000
Services - related party	0	0	5,000

Total expenses	2,697	11,409	69,033

Net income (loss)	$(2,697)	$(11,409)	$(69,033)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	13,935,438	34,030,390

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	From February 24, 2004 (Inception) through Sept. 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,697)	$(11,409)	$(69,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accrued interest	1,074	675	6,341
Increase (decrease) in accounts payable - trade	1,623	11,409	57,692
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	2,697	11,409	69,033

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(2,697)	(11,409)	(69,033)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $2,697 for the period ended September 30, 2008, it has a stockholders’ deficit of approximately $44,033 as of September 30, 2008. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern, continued  attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FOR THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

For the quarter ended September 30, 2008 we experienced a loss of $2,967 as opposed to a loss for the three month ended September 30, 2007 in the amount of $11, 409.  The decrease loss was due to the fact that we did not incur any legal fees during this quarter.

Net Operating Revenues

We had operating revenue of $0 and $0 for the quarters ended September 30, 2008, and 2007, respectively.

Operating Expenses and Charges

The operating expenses for the quarter ended September 30, 2008 were $2,697 as compared with operating expenses for the quarter ended September 30, 2007 of $11,409.  Again the decrease in operating expenses was largely due to the fact that the Company had no legal fees during this quarter.

Liquidity and Capital Resources

For the quarter ended September 30, 2008 , the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the quarter ended September 30, 2007

At September 30, 2008 , the Company had cash of $0 and a convertible note payable of $37,692.

Business Plan and Strategy

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $57,968 and insignificant net losses from operations, respectively, for the six months ended September 30, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 - Controls and Procedures

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our 2008 annual report on Form 10-K.

Item 2  Unregistered Sales of Equity Securities and the Use of Proceeds

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

(b) None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 FIRST QUANTUM VENTURES, INC.

 By: /s/ Andrew Godfrey
Andrew Godfrey
Chief Executive Officer
and Chief Financial Officer

Date:  May 14, 2009