Form 10-Q
period 2008-12-31
FIRST QUANTUM VENTURES INC
filed 2009-05-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-52759

FIRST QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 Palm Beach Lakes Boulevard
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

SIGNATURES

INDEX TO EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS

First Quantum Ventures, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest payable	$7,518	$3,312

Total current liabilities	9,376	3,312

LONG-TERM LIABILITIES
Convertible note payable	40,736	11,839

Total Liabilities	48,254	8,527

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares; 13,935,438 and 34,030,390 issued and outstanding, respectively	13,935	34,030
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(62,189)	(45,869)

Total stockholders’ equity	(48,254)	(11,839)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Six Months Ended Dec. 31, 2008	Six Months Ended Dec. 31, 2007	From February 24, 2004 (Inception)through Dec. 31, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	4,667	2,237	50,736
Interest expense	2,251	1,522	7,518
Legal fees - related party	0	0	10,000
Services - related party	0	0	5,000

Total expenses	6,918	3,759	73,254

Net income (loss)	$(6,918)	$(3,759)	$(73,254)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	13,935,438	34,030,390

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Six Months Ended Dec. 31, 2008	Six Months Ended Dec. 31, 2007	From February 24, 2004 (Inception) through Dec. 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,918)	$(3,759)	$(73,254)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accrued interest	2,251	1,522	7,518
Increase (decrease) in accounts payable - trade	4,667	2,237	50,736
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	6,918	3,759	73,254

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(6,918)	(3,759)	(73,254)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $6,918 for the period ended December 31, 2008, it has a stockholders’ deficit of approximately $48,254 as of December 31, 2008. These conditions raise

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(4) Going Concern, continued  substantial doubt as to the ability of the Company to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  The Company is attempting to raise additional funds for the Company through third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FOR THE QUARTER ENDED DECEMBER 31, 2008 AND 2007

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

For the quarter ended December 31, 2008 we experienced a loss of $6,918 as opposed to a loss of $3,759 for the quarter ended December 31, 2007.

Net Operating Revenues

We had operating revenue of $0 and $0 for the quarter ended December 31, 2008, and 2007, respectively.

Operating Expenses and Charges

The operating expenses for the quarter ended December 31, 2008 were $6,918. For the quarter ended December 31, 2007, the significant operating expenses were $3,759.

Liquidity and Capital Resources

For the quarter ended December 31, 2008, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the quarter ended December 31, 2007.

At December 31, 2008, the Company had cash of $0 and a convertible note payable of $40,736.

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

FQVI is authorized to engage in any lawful corporation undertaking including, but limited to, selected mergers and acquisitions. We have been in a development stage since inception and at the current time have no active operations. The Company intends to satisfy securities law requirements for 34 Act reporting. This will enable an acquired foreign or domestic private company to become a repor ting (“ public” ) company whose securities qualify for trading in the United States secondary market.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $62,189 and net losses from operations of $6,918 and $3,759, respectively, for the quarter ended December 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4 - Controls and Procedures

Our management, which includes our Chief Executive Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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