Form 10-Q
period 2009-03-31
FIRST QUANTUM VENTURES INC
filed 2009-05-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

SIGNATURES

INDEX TO EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

First Quantum Ventures, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	March 31, 2008
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid expenses	0	0

Total current assets	0	0

OTHER ASSETS
Licensing rights	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest payable	$8,830	$4,259

Total current liabilities	8,830	4,259

LONG-TERM LIABILITIES
Convertible note payable	44,949	34,576

Total Liabilities	53,779	38,835

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 500,000,000 shares; 340,632 and 340,632 issued and outstanding, respectively	341	341
Additional paid-in capital in excess of par	0	0
Deficit accumulated during the development stage	(54,120)	(39,176)

Total stockholders’ equity	(53,779)	(38,835)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	From February 24, 2004 (Inception) through March 31, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	8,880	17,602	54,949
Interest expense	3,563	2,469	8,830
Legal fees - related party	0	0	10,000
Services - related party	0	0	5,000

Total expenses	12,443	20,071	78,779

Net income (loss)	$(12,443)	$(20,071)	$(78,779)

Income (loss) per weighted average common share	$(0.04)	$(0.06)

Number of weighted average common shares outstanding	340,632	340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	From February 24, 2004 (Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,443)	$(20,071)	$(78,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accrued interest	3,563	2,469	8,830
Increase (decrease) in accounts payable - trade	8,880	17,602	54,949
Increase (decrease) in accounts payable - related party	0	0	0

Net cash provided (used) by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	12,443	20,071	78,779

Net cash provided by financing activities	0	0	0

Net increase (decrease) in cash	(12,443)	(20,071)	(78,779)

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0
NON CASH FINANCING ACTIVITIES
Common stock issued to settle debt	$0	$0	$9,000

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

(4) Going Concern Even though as shown in the accompanying consolidated financial statements, the Company incurred cumulative net losses totaling $12,443 for the period ended March 31, 2009, it has a stockholders’ deficit of approximately $53,779 as of March 31, 2009.  These conditions raise

First Quantum Ventures, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

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

FOR THE QUARTER ENDED MARCH 31, 2009 AND 2008

Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

For the quarter ended December 31, 2008 we experienced a loss of $12,443 as opposed to a loss of $20,071 for the quarter ended March 31, 2008 .

Net Operating Revenues

We had operating revenue of $0 and $0 for the quarter ended March  31, 2009, and 2008, respectively.

Operating Expenses and Charges

The operating expenses for the quarter ended March 31, 2009 were $12,443. For the quarter ended March 31, 2008, the significant operating expenses were $20,071.

Liquidity and Capital Resources

For the quarter ended March 31, 2009, the Company generated no cash flow from operations. Consequently, the Company has been dependent upon its lenders to fund its cash requirements. The same situation existed for the quarter ended March 31, 2008.

At March 31, 2009, the Company had cash of $0 and a convertible note payable of $54,120.

Business Plan and Strategy

FQVI is authorized to engage in any lawful corporation undertaking including, but limited to, selected mergers and acquisitions. We have been in a development stage since inception and at the current time have no active operations. The Company intends to satisfy securities law requirements for 34 Act reporting. This will enable an acquired foreign or domestic private company to become a reporting (“ public” ) company whose securities qualify for trading in the United States secondary market.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $54,120 and significant losses from operations for the quarter ended March 31, 2009 and 2008. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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