Form 10-Q
period 2009-09-30
FIRST QUANTUM VENTURES INC
filed 2009-11-12
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-52759

FIRST QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach FL33411
(Address of principal executive offices)

(561) 228-6148
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

As of October 21, 2009,  there were  approximately 340,632  shares of the Issuer's common stock, par value $0.001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,019	$0
Prepaid expenses	0	0

Total current assets	8,019	0

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$8,019	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	11,785	10,071

Total current liabilities	11,785	10,071

LONG-TERM LIABILITIES

Long-term line of credit payable	77,156	57,156

Total long-term liabilities	77,156	57,156

Total Liabilities	88,941	67,227

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 340,632 issued and outstanding	340	340
Additional paid-in capital	33,690	33,690
Deficit accumulated during the development stage	(114,952)	(101,257)

Total stockholders’ equity	(80,922)	(67,227)

Total Liabilities and Stockholders’ Equity	$8,019	$0

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three Months Ended September 30,
(Unaudited)

	2009	July 1, 1905	Cumulative from February 24, 2004 (inception) to Sept 30, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	2,480	1,623	84,541
Interest expense	1,715	1,074	11,786
Professional fees	9,500	0	18,625

Total expenses	13,695	2,697	114,952

Net income (loss)	$(13,695)	$(2,697)	$(114,952)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	340,632	340,632

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)
Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Net loss	0	0	0	(13,695)	(13,695)
BALANCE, September 30, 2009 (unaudited)	340,304	$340	$33,690	$(114,952)	$(80,922)

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Three Months Ended September 30,
(Unaudited)

	2009	2008	Cumulative from February 24, 2004 (inception) to Sept 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,695)	$(2,697)	$(114,952)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest	1,714	0	11,785

Net cash provided (used) by operating activities	(11,981)	(2,697)	(78,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	20,000	2,697	77,156
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	20,000	2,697	86,186

Net increase (decrease) in cash	8,019	0	8,019

CASH, beginning of period	0	0	0

CASH, end of period	$8,019	$0	$8,019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the three months ended September 30, 2009 and  2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $114,952 accumulated through September 30, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $77,156. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 4 – STOCKHOLDERS EQUITY

At September 30, 2009, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 340,632 issued and outstanding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

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

Comparison of Operating Results for the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $10,998 from $2,697 for the three months ended September 30, 2008 to $13,695 for the three months ended September 30, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased by $10,998 from net loss of $2,697 for the three months ended September 30, 2008 to a net loss of $13,695 for the three months ended September 30, 2009. The increase in net operating loss is due to the increased professional fees expenses incurred.

At September 30, 2009, our accumulated deficit was $114,952.

Assets and Liabilities

Our total assets were  $8,019 at September 30, 2009.  Our assets consist of cash of $8,019.

Total Current  Liabilities  are $11,785 at September 30, 2009.  Our accrued interest on line of credit payable is $11,785.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $8,019. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of September 30, 2009, we had a working capital deficit of $3,766. At September 30, 2009, total liabilities were $88,941. This increase is attributable to borrowing to pay expenses. As of September 30, 2009,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's plan of operation through June 30, 2010 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2009 and 2008.

Going Concern.

The Company has suffered recurring losses from operations and is in serious need of  additional  financing.  These  factors  among others  indicate that the Company may be unable to continue as a going concern,  particularly in the event that it cannot  obtain  additional  financing or, in the  alternative,  affect a merger or  acquisition.  The Company's  continuation  as a going concern depends upon its ability to generate  sufficient cash flow to conduct its operations and its  ability  to  obtain  additional  sources  of  capital  and  financing.  The accompanying  financial  statements do not include any  adjustments  that may be necessary if the Company is unable to continue as a going concern.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

Our management,  which includes our Chief Executive Officer who also serves as  our  principal  financial  officer,  have  conducted  an  evaluation  of the effectiveness  of our  disclosure  controls and  procedures  (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report.  Based upon that  evaluation,  our  management  has  concluded  that our disclosure  controls and  procedures  are not  effective  for timely  gathering, analyzing  and  disclosing  the  information  we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended,  because of adjustments required by our independent auditors, primarily in the area of notes payable.  Specifically,  our independent auditors identified deficiencies in our internal  controls and disclosures  related to the valuation and amortization of beneficial  conversion features on our notes payable. We have made the necessary adjustments to our financial  statements and footnote disclosures in our Interim Report on Form 10-Q.  We are in the process of improving our internal  controls in an effort to  remediate  the  deficiencies.  There  have been no  significant changes  made  in  our  internal   controls  or  in  other  factors  that  could significantly  affect our internal controls  subsequent to the end of the period covered by this report based on such evaluation.

PART II
OTHER INFORMATION
Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions

31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Quantum Ventures, Inc.

By:	/s/ Andrew Godfrey
Andrew Godfrey
Chief Executive Officer
President and Chairman of the Board*
Date: November 12, 2009

*    Andrew Godfrey has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.