Form 10-Q
period 2009-12-31
FIRST QUANTUM VENTURES INC
filed 2010-02-10
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended December 31, 2009

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-52759

FIRST QUANTUM VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach FL33411

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 228-6148

N/A

(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 1, 2010,  there were  approximately 340,632  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$95	$0
Prepaid expenses	0	0

Total current assets	95	0

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$95	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	13,730	10,071

Total current liabilities	13,730	10,071

LONG-TERM LIABILITIES

Long-term line of credit payable	77,156	57,156

Total long-term liabilities	77,156	57,156

Total Liabilities	90,886	67,227

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 340,632 issued and outstanding	340	340
Additional paid-in capital	33,690	33,690
Deficit accumulated during the development stage	(124,821)	(101,257)

Total stockholders' equity	(90,791)	(67,227)

Total Liabilities and Stockholders' Equity	$95	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three And Six Months Ended December 31,
(Unaudited)

	Three Months				Six Months				Period from Feb 24, 2004 (Inception) through
	2009		2008		2009		2008		Dec 31, 2009

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		3,175		3,044		5,655		4,667	87,716
Professional fees		4,750		0		14,250		0	23,375
Interest expense		1,944		1,177		3,659		2,251	13,730

Total expenses		9,869		4,221		23,564		6,918	124,821

Net loss		$(9,869)		$(4,221)		$(23,564)		$(6,918)	$(124,821)

Basic net loss per weighted average share	$	(0.03)	$	(0.01)	$	(0.07)	$	(0.02)

Weighted average number of shares		340,632		340,632		340,632		340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders' Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)

Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Net loss	0	0	0	(23,564)	(23,564)
BALANCE, December 31, 2009 (unaudited)	340,304	$340	$33,690	$(124,821)	$(90,791)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Six Months Ended December 31,
(Unaudited)

	2009	2008	Cumulative from February 24, 2004 (inception) to Dec 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,565)	$(6,918)	$(124,821)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	25,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	4,667	0
Increase (decrease) in accrued interest	3,659	2,251	13,730

Net cash provided (used) by operating activities	(19,906)	0	(86,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	20,000	6,918	77,156
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	20,000	6,918	86,186

Net increase (decrease) in cash	94	6,918	95

CASH, beginning of period	0	0	0

CASH, end of period	$94	$6,918	$95
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

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $124,821 accumulated through December 31, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $77,156. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 4 - STOCKHOLDERS EQUITY

At December 31, 2009, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 340,632 issued and outstanding.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

First Quantum Ventures, Inc., (FQVI) was originally formed as Cine-Source Entertainment, Inc., (Old Corporation) a Colorado Corporation, on July 29, 1988.  Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc., (The Surviving Corporation), a Colorado Corporation.  A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Company effected a 1-for-200 reverse stock split.  Thereafter, the name of the surviving corporation was changed to First Quantum Ventures, Inc., on April 27, 2004.  On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada Corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged Surviving Corporation into First Quantum Ventures, Inc., the Nevada Corporation.

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

Comparison of Operating Results for the Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008

Revenues

The Company did not  generate  any revenues from operations for the three months ended December 31, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $5,648 from $4,221 for the three months ended December 31, 2008 to $9,869 for the three months ended December 31, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased by $5,648 from net loss of $4,221 for the three months ended December 31, 2008 to a net loss of $9,869 for the three months ended December 31, 2009. The increase in net operating loss is due to the increased professional fees expenses incurred.

At December 31, 2009, our accumulated deficit was $124,821.

Assets and Liabilities

Our total assets were  $95 at December 31, 2009.  Our assets consist of cash of $95.

Total Current  Liabilities are $13,730 at December 3, 2009.  Our accrued interest on line of credit payable is $13,730.

Financial Condition, Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $95. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of December 31, 2009, we had a working capital deficit of $13,635. At December 31, 2009, total liabilities were $90,886. This increase is attributable to borrowing to pay expenses. As of December 31, 2009,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Comparison of Operating Results for the Six Months Ended December 31, 2009 to the Six Months Ended December 31, 2008

Revenues

The Company did not  generate  any revenues from operations for the six months ended December 31, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $16,646 from $6,918 for the six months ended December 31, 2008 to $23,564 for the six months ended December 31, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased by $16,646 from net loss of $6,918 for the six months ended December 31, 2008 to a net loss of $23,564 for the six months ended December 31, 2009. The increase in net operating loss is due to the increased professional fees expenses incurred.

At December 31, 2009, our accumulated deficit was $124,821.

Assets and Liabilities

Our total assets were  $95 at December 31, 2009.  Our assets consist of cash of $95.

Total Current  Liabilities are $13,730 at December 3, 2009.  Our accrued interest on line of credit payable is $13,730.

Financial Condition, Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $95. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of December 31, 2009, we had a working capital deficit of $13,635. At December 31, 2009, total liabilities were $90,886. This increase is attributable to borrowing to pay expenses. As of December 31, 2009,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 30, 2009 and 2008.

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
Andrew Godfrey
Chief Executive Officer, President and Chairman of the Board*

Date: February 10, 2010

*    Andrew Godfrey has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.