Form 10-Q
period 2010-03-31
FIRST QUANTUM VENTURES INC
filed 2010-05-17
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2010

[_]  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act
     of 1934

For the transition period from ______________ to _____________

Commission file number 000-52759

FIRST QUANTUM VENTURES, INC.
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	20-4743354
----------------------------	-------------------
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach, FL33411
-----------------------------------------------------------
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 228-6148

N/A
-------------------------------------------------------------
(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

| X | Yes	| | No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 15, 2010, there were approximately 20,340,632 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,479	$0
Prepaid expenses	0	0

Total current assets	16,479	0

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$16,479	$0

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	15,753	10,071

Total current liabilities	15,753	10,071

LONG-TERM LIABILITIES

Long-term line of credit payable	97,156	57,156

Total long-term liabilities	97,156	57,156

Total Liabilities	112,909	67,227

STOCKHOLDERS= EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 20,340,632 and 340,632 issued and outstanding	20,340	340
Additional paid-in capital	213,690	33,690
Deficit accumulated during the development stage	(330,460)	(101,257)

Total stockholders= equity	(96,430)	(67,227)

Total Liabilities and Stockholders= Equity	$16,479	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three And Nine Months Ended March 31,
(Unaudited)

	Three Months				Nine Months				Period from Feb 24, 2004 (Inception) through
	2010		2009		2010		2009		March 31, 2010

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		202,616		4,213		208,271		8,880	290,332
Professional fees		1,000		0		15,250		0	24,375
Interest expense		2,023		1,312		5,682		3,563	15,753

Total expenses		205,639		5,525		229,203		12,443	330,460

Net loss		$(205,639)		$(5,525)		$(229,203)		$(12,443)	$(330,460)

Basic net loss per weighted average share	$	(0.01)	$	(0.02)	$	(0.01)	$	(0.04)

Weighted average number of shares		20,340,632		340,632		20,340,632		340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders= Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders= Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)
Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
Net loss	0	0	0	(229,203)	(229,203)
BALANCE, March 31, 2010 (unaudited)	20,340,304	$20,340	$213,690	$(330,460)	$(96,430)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Nine Months Ended March 31,
(Unaudited)

	2010	2009	Cumulative from February 24, 2004 (inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,203)	$(12,443)	$(330,460)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	200,000	0	225,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	8,880	0
Increase (decrease) in accrued interest	5,682	3,563	15,753

Net cash provided (used) by operating activities	(23,521)	0	(89,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	40,000	0	97,156
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	40,000	0	106,186

Net increase (decrease) in cash	16,479	0	16,479

CASH, beginning of period	0	0	0

CASH, end of period	$16,479	$0	$16,479
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

(g) Cash and equivalents  For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the nine months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $130,460 accumulated through March 31, 2010. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $97,156. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 5 B STOCKHOLDERS EQUITY

At March 31, 2010, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 340,632 issued and outstanding. In March 2010, the Company issued 20,000,000 shares in exchange for services valued at $200,000, or $0.01 per share, the then current market price.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

    First Quantum Ventures, Inc., (AFQVI@) was originally formed as Cine-Source Entertainment, Inc., (AOld Corporation@) a Colorado Corporation, on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc., (AThe Surviving Corporation@), a Colorado Corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Company effected a 1-for-200 reverse stock split. Thereafter, the name of the surviving corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada Corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged Surviving Corporation into First Quantum Ventures, Inc., the Nevada Corporation.

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

Comparison of Operating Results for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2010 or 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses increased by $200,114 from $5,525 for the three months ended March 31, 2009 to $205,639 for the three months ended March 31, 2010. The increase in our net operating expenses is due to increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000.

Net Loss

Net loss increased by $200,114 from net loss of $5,525 for the three months ended March 31, 2009 to a net loss of $205,639 for the three months ended March 31, 2010. The increase in net operating loss is due to the increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000.

At March 31, 2010, our accumulated deficit was $330,460.

Assets and Liabilities

Our total assets were $16,479 at March 31, 2010. Our assets consist of cash of $16,479.

Total Current Liabilities are $15,753 at March 31, 2010. Our accrued interest on line of credit payable is $15,753.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $16,479. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of March 31, 2010, we had working capital of $726. At March 31, 2010, total liabilities were $112,909. This increase is attributable to borrowing to pay expenses. As of March 31, 2010, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Comparison of Operating Results for the Nine Months Ended March 31, 2010 to the Nine Months Ended March 31, 2009
Revenues

The Company did not generate any revenues from operations for the nine months ended March 31, 2010 or 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital  resources and cost  increases in services.

Operating Expenses

Operating expenses increased by $216,760 from $12,443 for the nine months ended March 31, 2009 to $229,203 for the nine months ended March 31, 2010. The increase in our net operating expenses is due to increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000.

Net Loss

Net loss increased by $216,760 from net loss of $12,443 for the nine months ended March 31, 2009 to a net loss of $229,203 for the nine months ended March 31, 2010. The increase in net operating loss is due to the increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000.

At March 31, 2010, our accumulated deficit was $330,460.

Assets and Liabilities

Our total assets were $16,479 at March 31, 2010. Our assets consist of cash of $16,479.

Total Current Liabilities are $15,753 at March 31, 2010. Our accrued interest on line of credit payable is $15,753.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $16,479. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of March 31, 2010, we had working capital of $726. At March 31, 2010, total liabilities were $112,909. This increase is attributable to borrowing to pay expenses. As of March 31, 2010, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially increase or decrease our results of operations or liquidity

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
OTHER INFORMATION
Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In March 2010, the Company issued 20,000,000 shares of common stock for services valued at $200,000, or $0.01 per share, the then current market price. These shares are restricted under Rule 144.

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

Date: May 17, 2010

*    Andrew Godfrey has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.