Form 10-K
period 2010-06-30
FIRST QUANTUM VENTURES INC
filed 2010-09-28
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52759

FIRST QUANTUM VENTURES, INC.
(Name of small business issuer in its charter)

Nevada	20-4743354
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2101 Vista Parkway., Suite 292 West Palm Beach, Florida (Address of principal executive offices)	33411 (Zip Code)
Issuer' telephone number: (561) 228-6148

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒  No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Alarge accelerated filer,@ Aaccelerated filer@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 29,429,232 shares of voting stock of the registrant issued and outstanding as of June 30, 2010, 90,632 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on July 30, 2010: $90,632.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with the Company=s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company=s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company=s behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

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

The  Company is a start-up, developmental stage company and has not yet generated or realized any  revenues from business operations. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended June 30, 2010. This means that our auditors  believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through  possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements".
Our principal place of business is 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 228-6148.

Employees

As of June 30, 2010, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations or completing a business combination with an operating company.

Subsidiaries
We do not have any subsidiaries.

Patents and Trademarks
We do not own, either legally or beneficially, any patents or trademarks.

Available Information

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.  Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company=s reports filed with the Securities and Exchange Commission (ASEC@), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

Risks Associated With the Company's Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At June 30, 2010, we had working capital of approximately $16,152. We will require significant cash during fiscal 2011, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company=s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations.

The Company's officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of July 20, 2010. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Risks Related to the Company's Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.
APenny stock rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the APenny Stock Rules@. The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the A1934 Act@), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The APenny Stock@ rules govern how broker/dealers can deal with their clients and Apenny stock@. For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the Apenny stock@ rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company's current executive offices are at 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new  business plan.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended June 30, 2010, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information. There is no established  trading market in our Common Stock.  The Company's common stock is traded only on the OTC Bulletin Board (OTC: FQVE).

(b)  Holders.  As of June 30, 2010, there were approximately thirty-five (35) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended June 30, 2010. We have not authorized any such plan for the fiscal year ended June 30, 2010.

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

FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

Results of operations
For the twelve months ended June 30, 2010 and 2009, we had no significant operations.

Net Operating Revenues
There was no operating revenue for the twelve months ended June 30, 2010, and 2009 respectively.

Operating Expenses and Charges
The significant operating expenses for the twelve months ended June 30, 2010, included $213,705 in general and administrative expenses and $19,000 in professional fees. For the twelve months ended June 30, 2009, the significant expenses were $11,962 in general and administrative expenses and $9,125 in professional fees.

Financial Condition, Liquidity and Capital Resources
For the twelve months ended June 30, 2010 and 2009, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of June 30, 2010, the Company had cash of $13,545. The Company's total assets were $17,295 and $0 as of June 30, 2010 and 2009, respectively. At June 30, 2010, total liabilities decreased from $67,227 to $33,270. This decrease is attributable to the conversion of $90,886 of convertible debt and accrued interest into shares of common stock. As of June 30, 2010,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy
The Company is a the development stage enterprise. The Company is currently seeking certain opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $340,891 and a working capital of $14,025 at June 30, 2010, and net losses from operations of $239,634 and $25,891, respectively, for the years ended June 30, 2010 and 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Larry O'Donnell, CPA, PC for the two years ended June 30, 2010 and 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Quantum Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of First Quantum Ventures, Inc., as of June 30, 2010, and the related  statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Quantum Ventures, Inc. as  of  June 30, 2010, and the results of its operations and its cash flows for the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that First Quantum Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, First Quantum Ventures, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O' Donnell, CPA, PC
Colorado
September 27, 2010

First Quantum Ventures, Inc.
(an development stage enterprise)
Balance Sheet
June 30,

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$13,545	$0
Prepaid expenses	3,750	0

Total current assets	17,295	0

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$17,295	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest payable	3,270	10,071

Total current liabilities	3,270	10,071

LONG-TERM LIABILITIES

Long-term line of credit payable	30,000	57,156

Total long-term liabilities	30,000	57,156

Total Liabilities	33,270	67,227

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 29,429,232 and 340,632 issued and outstanding	29,429	340
Additional paid-in capital	295,487	33,690
Deficit accumulated during the pre-exploration stage	(340,891)	(101,257)

Total stockholders' equity	(15,975)	(67,227)

Total Liabilities and Stockholders' Equity	$17,295	$0

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Year Ended June 30,
	2010	2009	Cumulative from February 24, 2004 (inception) to June 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	213,705	11,962	295,766
Interest expense	6,929	4,804	28,125
Professional fees	19,000	9,125	17,000

Total expenses	239,634	25,891	340,891

Net income (loss)	$(239,634)	$(25,891)	$(340,891)

Income (loss) per weighted average common share	$0.00	$(0.01)

Number of weighted average common shares outstanding	29,429,232	340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders' Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)
Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
Shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)
ENDING BALANCE, June 31, 2010	29,428,904	$29,429	$295,487	$(340,891)	$(15,975)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Year Ended June 30,
	2010	2009	Cumulative from February 24, 2005 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,634)	$(25,891)	$(340,891)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	200,000	0	225,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(3,750)	0	(3,750)
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest	6,929	4,804	17,000

Net cash provided (used) by operating activities	(36,455)	(21,087)	(102,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	50,000	21,087	107,156
Payments on notes payable	0	0	0

Net cash provided by financing activities	50,000	21,087	116,186

Net increase (decrease) in cash	13,545	0	13,545

CASH, beginning of period	0	0	0

CASH, end of period	$13,545	$0	$13,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
Common stock issued to settle debt and accrued interest	$90,886	$0

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $340,891 accumulated through June 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $107,156 and converted $77,156 into shares of common stock. At June 30, 2010, the Company has $70,000 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 4 - STOCKHOLDERS EQUITY

At June 30, 2010, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

In March 2010, the Company issued 20,000,000 shares in exchange for services valued at $200,000, or $0.01 per share, the then current market price. In May 2010, the Company issued 9,088,600 shares of common stock to settle $77,156 of then outstanding convertible debt and $13,730 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

In August 2009, we changed auditors from Lawrence Scharfman, CPA to Larry O' Donnell, CPA, PC

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer  and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of June 30, 2010,  our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE
(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Andrew Godfrey	47	President, Chief Executive Officer, Secretary and Director

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

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

Item 11. Executive Compensation
The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended June 30, 2010 and 2009 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					AWARDS		PAYOUTS

				OTHER	RESTRICTED	SECURITIEIS		ALL
NAME AND POSITION	YEAR	SALARY	BONUS	ANNUAL COMPENSATION	STOCK AWARDS	UNDERLYING OPTIONS/SARS	LTIP PAYOUTS	OTHER COMPENSATION

A Godfrey	2010			0
	2009			0
	2008			0

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended June 30, 2010, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Kesgood Company, Inc.*	Common	20,000,000	67.96%

Centreville House, 4th Floor
Nassau, Bahamas
---------------------------------------
* not an officer or director

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2010. As of June 30, 2010, there were 29,429,232 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of June 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2010	$8,000	none	none	none
2009	$8,000	none	none	none
2008	$8,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2010 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2010, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Larry O' Donnell, CPA, PC as independent auditor.

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

We filed a report on Form 8-K regarding the issuance of shares of common stock to settle debt and accrued interest in May 2010.

SIGNATURES
In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

First Quantum Ventures, Inc.
(Registrant)

Date: September 28, 2010	By:	/s/ Andrew Godfrey
Andrew Godfrey, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Godfrey	President & Chairman	September 28, 2010
Andrew Godfrey