Form 10-Q
period 2010-09-30
FIRST QUANTUM VENTURES INC
filed 2010-11-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

2101 Vista Parkway, Suite 292
West Palm Beach FL33411
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

As of October 27, 2010, there were approximately 29,429,232  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2	Management's Discussion and Analysis or Plan of Operations	1

Item 3	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T.	Controls and Procedures	3

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	4

Item 1A.	Risk Factors	4

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3	Defaults Upon Senior Securities	4

Item 4	Submission of Matters to a Vote of Security Holders	4

Item 5	Other Information	4

Item 6	Exhibits	4

SIGNATURES		5

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet
	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,570	$13,545
Prepaid expenses	0	3,750

Total current assets	5,570	17,295

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$5,570	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	4,026	3,270

Total current liabilities	4,026	3,270

LONG-TERM LIABILITIES

Long-term line of credit payable	30,000	30,000

Total long-term liabilities	30,000	30,000

Total Liabilities	34,026	33,270

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 29,429,232 issued and outstanding	29,429	29,429
Additional paid-in capital	295,487	295,487
Deficit accumulated during the development stage	(353,372)	(340,891)

Total stockholders’ equity	(28,456)	(15,975)

Total Liabilities and Stockholders’ Equity	$5,570	$17,295

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three Months Ended September 30,
(Unaudited)

	2010	‘2009	Cumulative from February 24, 2004 (inception) to Sept 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	2,975	2,480	298,997
Interest expense	756	1,715	25,750
Professional fees	8,750	9,500	28,625

Total expenses	12,481	13,695	353,372

Net income (loss)	$(12,481)	$(13,695)	$(353,372)

Income (loss) per weighted average common share	$(0.00)	$(0.01)

Number of weighted average common shares outstanding	29,429,232	340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)
	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)

Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)
BALANCE, June 30, 2010	29,428,904	29,429	295,487	(340,891)	(15,975)
Net loss	0	0	0	(12,481)	(12,481)
ENDING BALANCE, September 30, 2010 (unaudited)	29,428,904	$29,429	$295,487	$(353,372)	$(28,456)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Three Months Ended September 30,
(Unaudited)

	2010	2009	Cumulative from February 24, 2004 (inception) to Sept 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,481)	$(13,695)	$(353,372)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	225,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	0	0
Increase (decrease) in accrued interest	756	1,714	17,756

Net cash provided (used) by operating activities	(7,975)	(11,981)	(110,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	0	20,000	107,156
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	0	20,000	116,186

Net increase (decrease) in cash	(7,975)	8,019	5,570

CASH, beginning of period	13,545	0	0

CASH, end of period	$5,570	$8,019	$5,570
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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the three months ended September 30, 2010 and  2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $353,372 accumulated through September 30, 2010. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $107,156, of which $77,156 has been converted into common stock of the Company. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 5 – STOCKHOLDERS EQUITY

At September 30, 2010, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

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

     The  Company is a start-up, developmental stage company and has not yet generated or realized any  revenues from business operations. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended June 30, 2010 and 2009. This means that our auditors  believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through  possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements".

Comparison of Operating Results for the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $1,214 from $13,695 for the three months ended September 30, 2009 to $12,481 for the three months ended September 30, 2010. The decrease in our net operating expenses is due to decreased professional fees expenses incurred.

Net Loss

Net loss decreased by $1,214 from net loss of $13,695 for the three months ended September 30, 2009 to a net loss of $12,481 for the three months ended September 30, 2010. The decrease in net operating loss is due to the decreased professional fees expenses incurred.

At September 30, 2010, our accumulated deficit was $353,372.

Assets and Liabilities

Our total assets were  $5,570 at September 30, 2010.  Our assets consist of cash of $5,570.

Total Current  Liabilities  are $4,026 at September 30, 2010.  Our accrued interest on line of credit payable is $4,026.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $5,570. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of September 30, 2010, we had working capital of $1,544. At September 30, 2010, total liabilities were $34,032. This increase is attributable to borrowing to pay expenses. As of September 30, 2010,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's  plan of operation  through June 30, 2011 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's  business  strategy.  In the event  additional  capital  is not  raised,  the  Company  may  seek  a  merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2010 and 2009.

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
President and Chairman of the Board*
Date:  November 15, 2010

*    Andrew Godfrey has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.