Form 10-Q
period 2010-12-31
FIRST QUANTUM VENTURES INC
filed 2011-02-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 1, 2011,  there were  approximately 29,429,232  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,796	$13,545
Prepaid expenses	0	3,750

Total current assets	13,796	17,295

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$13,796	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	4,964	3,270

Total current liabilities	4,964	3,270

LONG-TERM LIABILITIES

Long-term line of credit payable	44,500	30,000

Total long-term liabilities	44,500	30,000

Total Liabilities	49,464	33,270

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 29,429,232 issued and outstanding	29,429	29,429
Additional paid-in capital	295,487	295,487
Deficit accumulated during the development stage	(360,584)	(340,891)

Total stockholders’ equity	(35,668)	(15,975)

Total Liabilities and Stockholders’ Equity	$13,796	$17,295

The accompanying notes are an integral part of the financial statments.

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three And Six Months Ended December 31,
(Unaudited)

	Three Months				Six Months				Period from Feb 24, 2004 (Inception) through
	2010		2009		2010		2009		Dec 31, 2010

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		2,773		3,175		5,748		5,655	301,770
Professional fees		3,500		4,750		12,250		14,250	32,125
Interest expense		939		1,944		2,003		3,659	26,689

Total expenses		7,212		9,869		20,001		23,564	360,584

Net loss		$(7,212)		$(9,869)		$(20,001)		$(23,564)	$(360,584)

Basic net loss per weighted average share	$	(0.00)	$	(0.03)	$	(0.00)	$	(0.07)

Weighted average number of shares		29,429,232		340,632		29,429,232		340,632

The accompanying notes are an integral part of the financial statments.

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)

Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)
BALANCE, June 30, 2010	29,428,904	29,429	295,487	(340,891)	(15,975)
Net loss	0	0	0	(20,001)	(20,001)
ENDING BALANCE, December 31, 2010 (unaudited)	29,428,904	$29,429	$295,487	$(360,892)	$(35,976)

The accompanying notes are an integral part of the financial statments.

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Six Months Ended December 31,
(Unaudited)

	2010	2009	Cumulative from February 24, 2004 (inception) to Dec 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,001)	$(23,565)	$(360,584)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	225,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	0	0
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest	2,002	3,659	18,694

Net cash provided (used) by operating activities	(14,249)	(19,906)	(116,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	14,500	20,000	121,656
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	14,500	20,000	130,686

Net increase (decrease) in cash	251	94	13,796

CASH, beginning of period	13,545	0	0

CASH, end of period	$13,796	$94	$13,796
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the six months ended December 31, 2010 and 2009 is unaudited)

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the six months ended December 31, 2010 and  2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $121,656, of which $77,156 has been converted into common stock of the Company. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 5 – STOCKHOLDERS EQUITY

At December 31, 2010, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

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

Comparison of Operating Results for the Three Months Ended December 31, 2010 to the Three Months Ended December 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended December 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating expenses decreased by $2,657 from $9,869 for the three months ended December 31, 2009 to $7,212 for the three months ended December 31, 2010. The decrease in our net operating expenses is due to decreased professional fees expenses incurred.

Net Loss

Net loss decreased by $2,657 from net loss of $9,869 for the three months ended December 31, 2009 to a net loss of $7,212 for the three months ended December 31, 2010. The decrease in net operating loss is due to the decreased professional fees expenses incurred.

At December 31, 2010, our accumulated deficit was $360,584.

Assets and Liabilities

Our total assets were $13,796 at December 31, 2010.  Our assets consist of cash of $13,796.

Total Current  Liabilities are $4,964 at December 31, 2010.  Our accrued interest on line of credit payable is $4,964.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $13,796. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of December 31, 2010, we had working capital of $8,832. At December 31, 2010, total liabilities were $49,464. This increase is attributable to borrowing to pay expenses. As of December 31, 2010,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Comparison of Operating Results for the Six Months Ended December 31, 2010 to the Six Months Ended December 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the six months ended December 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $3,563 from $23,564 for the six months ended December 31, 2009 to $20,001 for the six months ended December 31, 2010. The decrease in our net operating expenses is due to decreased professional fees expenses incurred.

Net Loss

Net loss decreased by $3,563 from net loss of $23,564 for the six months ended December 31, 2009 to a net loss of $20,001 for the six months ended December 31, 2010. The decrease in net operating loss is due to the decreased professional fees expenses incurred.

At December 31, 2010, our accumulated deficit was $360,584.

Assets and Liabilities

Our total assets were $13,796 at December 31, 2010.  Our assets consist of cash of $13,796.

Total Current  Liabilities are $4,964 at December 31, 2010.  Our accrued interest on line of credit payable is $4,964.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $13,796. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of December 31, 2010, we had working capital of $8,832. At December 31, 2010, total liabilities were $49,464. This increase is attributable to borrowing to pay expenses. As of December 31, 2010,  the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 30, 2010 and 2009.

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

Date: February 15, 2011

*    Andrew Godfrey has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.