Form 10-K/A
period 2010-06-30
FIRST QUANTUM VENTURES INC
filed 2011-03-14
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K Abbreviated Amendment No. 1

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-52759

FIRST QUANTUM VENTURES, INC.
(Name of small business issuer in its charter)

Nevada	20-4743354
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2101 Vista Parkway., Suite 292 West Palm Beach, Florida	33411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:    (561) 228-6148

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

This abbreviated Amendment No. 1 is being filed pursuant to a February 28, 2011, comment letter from the Securities & Exchange Commission.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010. As a result we have made modifications to our disclosure controls and procedures with the expectation that these changes will ensure that the reports filed by the Company contain the proper disclosure.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

First Quantum Ventures, Inc.
(Registrant)

Date: March 14, 2011	By:	/s/ Andrew Godfrey
Andrew Godfrey, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Godfrey	President & Chairman	March 14, 2010
Andrew Godfrey