Form 10-K/A
period 2010-06-30
FIRST QUANTUM VENTURES INC
filed 2011-03-30
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K AMENDMENT NO. 1

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Malcolm Pollard, Inc., for the two years ended June 30, 2010 and 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

 Report of Independent Registered Public Accounting Firm

Board of Directors
First Quantum Ventures, Inc.
West Beach, Florida

We have audited the accompanying balance sheet of First Quantum Ventures, Inc.
 as of June 30, 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2010 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the year ended June 30, 2010 in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 11, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
First Quantum Ventures, Inc.
West Beach, Florida

We have audited the accompanying balance sheet of First Quantum Ventures, Inc.
 as of June 30, 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2009 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the year ended June 30, 2009 in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 11, 2011

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

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders' Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030		(42,612)	(8,582)
Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,891)	(25,891)
BALANCE, June 30, 2009	340,304	340	33,690	(101,257)	(67,227)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
Shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)
ENDING BALANCE, June 31, 2010	29,428,904	$29,429	$295,487	$(340,891)	$(15,975)

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

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

In August 2009, we changed auditors from Lawrence Scharfman, CPA to Larry O' Donnell, CPA, PC.

In October 2010, we changed auditors from Larry O’Donnell, CPA, PC to Malcolm Pollard, Inc.

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

First Quantum Ventures, Inc.
(Registrant)

Date: March 30, 2011	By:	/s/ Andrew Godfrey
Andrew Godfrey, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Godfrey	President & Chairman	March 30, 2011
Andrew Godfrey