Form 10-Q
period 2011-03-31
FIRST QUANTUM VENTURES INC
filed 2011-05-13
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were approximately 29,429,232 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

First QuantumVentures, Inc.
(an development stage enterprise)
Balance Sheet
	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,571	$13,545
Prepaid expenses	0	3,750

Total current assets	3,571	17,295

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$3,571	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest on line of credit payable	6,124	3,270

Total current liabilities	6,124	3,270

LONG-TERM LIABILITIES

Long-term line of credit payable	50,000	30,000

Total long-term liabilities	50,000	30,000

Total Liabilities	56,124	33,270

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 29,429,232 issued and outstanding	29,429	29,429
Additional paid-in capital	295,487	295,487
Deficit accumulated during the development stage	(377,469)	(340,891)

Total stockholders’ equity	(52,553)	(15,975)

Total Liabilities and Stockholders’ Equity	$3,571	$17,295

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Three And Nine Months Ended March 31,
(Unaudited)
	Three Months				Nine Months				Period from Feb 24, 2004 (Inception) through
	2011		2010		2011		2010		March 31, 2011

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		3,267		202,616		8,491		208,271	304,449
Professional fees		11,958		1,000		24,733		15,250	52,858
Interest expense		1,159		2,023		3,162		5,682	20,162

Total expenses		16,384		205,639		36,386		229,203	377,469

Net loss		$(16,384)		$(205,639)		$(36,386)		$(229,203)	$(377,469)

Basic net loss per weighted average share	$	(0.01)	$	(0.01)	$	(0.01)	$	(0.01)

Weighted average number of shares		29,429,232		20,340,632		29,429,232		20,340,632

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0

Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)

Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,304	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(26,083)	(26,083)
BALANCE, June 30, 2009	340,304	340	33,690	(101,449)	(67,419)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)
BALANCE, June 30, 2010	29,428,904	29,429	295,487	(341,083)	(16,167)
Net loss	0	0	0	(36,386)	(36,386)
ENDING BALANCE, March 31, 2011 (unaudited)	29,428,904	$29,429	$295,487	$(377,469)	$(52,553)

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Nine Months Ended March 31,
(Unaudited)
	2011	2010	Cumulative from February 24, 2004 (inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,386)	$(229,203)	$(377,469)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	200,000	225,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	0	0
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest	3,162	5,682	20,162

Net cash provided (used) by operating activities	(29,474)	(23,521)	(132,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	19,500	40,000	126,848
Payments on line of credit payable	0	0	0

Net cash provided by financing activities	19,500	40,000	135,878

Net increase (decrease) in cash	(9,974)	16,479	3,571

CASH, beginning of period	13,545	0	0

CASH, end of period	$3,571	$16,479	$3,571
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Information with regard to the nine months ended March 31, 2011 and 2010 is unaudited)

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the nine months ended March 31, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $377,469 accumulated through March 31, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $126,656, of which $77,156 has been converted into common stock of the Company. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 5 – STOCKHOLDERS EQUITY

At March 31, 2011, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

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

Comparison of Operating Results for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $189,255 from $205,639 for the three months ended March 31, 2010 to $16,384 for the three months ended March 31, 2011. The decrease in our net operating expenses is due to increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000 in 2010.

Net Loss

Net loss decreased by $189,255 from net loss of $205,639 for the three months ended March 31, 2010 to a net loss of $16,384 for the three months ended March 31, 2011. The decrease in net operating loss is due to the increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000 in 2010.

At March 31, 2011, our accumulated deficit was $377,469.

Assets and Liabilities

Our total assets were $3,571 at March 31, 2011. Our assets consist of cash of $3,571.

Total Current Liabilities are $6,124 at March 31, 2011. Our accrued interest on line of credit payable is $6,124.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $3,571. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of March 31, 2011, we had working capital deficit of $2,553. At March 31, 2011, total liabilities were $56,124. This increase is attributable to borrowing to pay expenses. As of March 31, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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
Comparison of Operating Results for the Nine Months Ended March 31, 2011 to the Nine Months Ended March 31, 2010

Revenues

The Company did not generate any revenues from operations for the nine months ended March 31, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital  resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $192,817 from $229,203 for the nine months ended March 31, 2010 to $36,386 for the nine months ended March 31, 2011. The decrease in our net operating expenses is due to increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000 in 2010.

Net Loss

Net loss decreased by $192,817 from net loss of $229,203 for the nine months ended March 31, 2010 to a net loss of $36,386 for the nine months ended March 31, 2011. The decrease in net operating loss is due to the increased professional fees incurred and the issuance of 20,000,000 shares of common stock issued for services valued at $200,000 in 2010.

At March 31, 2011, our accumulated deficit was $377,469.

Assets and Liabilities

Our total assets were $3,571 at March 31, 2011. Our assets consist of cash of $3,571.

Total Current Liabilities are $6,124 at March 31, 2011. Our accrued interest on line of credit payable is $6,124.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $3,571. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon third party loans to fund our cash  requirements.

As of March 31, 2011, we had working capital deficit of $2,553. At March 31, 2011, total liabilities were $56,124. This increase is attributable to borrowing to pay expenses. As of March 31, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted  loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that  shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and  dilutive potential common shares outstanding unless consideration of such dilutive potential common shares  would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been.

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

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------
31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley
 Act of 2002.
31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of
 Sarbanes-Oxley Act of 2002.
32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-
Oxley Act of 2002.
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

Date: May 13, 2011

*    Andrew Godfrey has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.