Form 10-K
period 2011-06-30
FIRST QUANTUM VENTURES INC
filed 2011-09-29
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Issuer’s telephone number:(561) 228-6148

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 29,429,232 shares of voting stock of the registrant issued and outstanding as of June 30, 2011, 90,632 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on July 20, 2011: $13,595.

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

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended June 30, 2011. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements".

Our principal place of business is 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 228-6148.

Employees

As of June 30, 2011, the Company employed no full time and no part time employees. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen. We anticipate hiring additional employees over the next twelve months if we are successful in implementing a new plan of operations or completing a business combination with an operating company.

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
Risk Factors Risk Factors

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

At June 30, 2011, we had working capital of approximately $831. We will require significant cash during fiscal 2012, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions. The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of August 20, 2011. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended June 30, 2011, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information. There is no established trading market in our Common Stock. The Company's common stock is traded only on the OTC Bulletin Board (OTC: FQVE).

(b) Holders. As of June 30, 2011, there were approximately thirty-five (35) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended June 30, 2011. We have not authorized any such plan for the fiscal year ended June 30, 2011.

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

FOR THE YEAR ENDED JUNE 30, 2011 AND 2010

Results of operations

For the twelve months ended June 30, 2011 and 2010, we had no significant operations.

Net Operating Revenues

There was no operating revenue for the twelve months ended June 30, 2011, and 2010 respectively.

Operating Expenses and Charges

The significant operating expenses for the twelve months ended June 30, 2011, included $10,231 in general and administrative expenses and $25,733 in professional fees. For the twelve months ended June 30, 2010, the significant expenses were $213,705 in general and administrative expenses and $19,000 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended June 30, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of June 30, 2011, the Company had cash of $831. The Company's total assets were $831 and $17,295 as of June 30, 2011 and 2010, respectively. At June 30, 2011, total liabilities increased from $33,270 to $56,844. This increase is attributable to the new borrowing of $19,500 of convertible debt and accrued interest into shares of common stock. As of June 30, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

The Company is a the development stage enterprise. The Company is currently seeking certain opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $380,929 and a working capital of $831 at June 30, 2011, and net losses from operations of $40,647 and $239,634, respectively, for the years ended June 30, 2011 and 2010. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Malcolm L. Pollard, Inc. for the two years ended June 30, 2011 and 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Quantum Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of First Quantum Ventures, Inc., as of June 30, 2011, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Quantum Ventures, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the two years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ Malcolm Pollard, Inc.
Malcolm Pollard, Inc.
Erie, PA
September 28, 2011

First Quantum Ventures, Inc.
(an development stage enterprise)
Balance Sheet
June 30,

	2011	2010
ASSETS
CURRENT ASSETS
Cash	$831	$13,545
Prepaid expenses	0	3,750

Total current assets	831	17,295

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$831	$17,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$0	$0
Accrued interest payable	7,344	3,270

Total current liabilities	7,344	3,270

LONG-TERM LIABILITIES

Long-term line of credit payable	49,500	30,000

Total long-term liabilities	49,500	30,000

Total Liabilities	56,844	33,270

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 500,000,000 shares; 29,429,232 issued and outstanding	29,429	29,429
Additional paid-in capital	295,487	295,487
Deficit accumulated during the pre-exploration stage	(380,929)	(340,891)

Total stockholders’ equity	(56,013)	(15,975)

Total Liabilities and Stockholders’ Equity	$831	$17,295

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Operations
Year Ended June 30,
	2010	2010	Cumulative from February 24, 2004 (inception) to June 30, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES:

General and administrative expenses	10,231	213,705	305,688

Interest expense	4,383	6,929	32,508

Professional fees	25,733	19,000	42,733

Total expenses	40,347	239,634	380,929

Net income (loss)	$(40,347)	$(239,634)	$(380,929)

Income (loss) per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding	29,429,232	29,429,232

First Quantum Ventures, Inc.
(an development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, July 1, 2005	34,030,390	$34,030	$0	$(34,030)	$0
Net loss	0	0	0	(8,582)	(8,582)

BALANCE, June 30, 2006	34,030,390	34,030	0	(42,612)	(8,582)
Net loss	0	0	0	(8,205)	(8,205)

BALANCE, June 30, 2007	34,030,390	34,030	0	(50,817)	(16,787)
1 for 100 reverse split	(33,690,086)	(33,690)	33,690	0	0
Net loss	0	0	0	(24,549)	(24,549)

BALANCE, June 30, 2008	340,632	340	33,690	(75,366)	(41,336)
Net loss	0	0	0	(25,582)	(25,582)

BALANCE, June 30, 2009	340,632	340	33,690	(100,948)	(66,918)
Shares issued for services	20,000,000	20,000	180,000	0	200,000
shares issued to settle debt & interest	9,088,600	9,089	81,797	0	90,886
Net loss	0	0	0	(239,634)	(239,634)

BALANCE, June 30, 2010	29,429,232	29,429	295,487	(340,582)	(15,666)
Net loss	0	0	0	(40,347)	(40,347)
ENDING BALANCE, June 30, 2011	29,429,232	$29,429	$295,487	$(380,929)	$(56,013)

First Quantum Ventures, Inc.
(an development stage enterprise)
Statements of Cash Flows
Year Ended June 30,
	2011	2010	Cumulative from February 24, 2005 (inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,347)	$(239,634)	$(380,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	200,000	225,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	3,750	(3,750)	0
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest	4,383	6,929	21,074

Net cash provided (used) by operating activities	(32,214)	(36,455)	(134,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	9,030
Proceeds from line of credit payable	19,500	50,000	126,656
Payments on notes payable	0	0	0

Net cash provided by financing activities	19,500	50,000	135,686

Net increase (decrease) in cash	(12,714)	13,545	831

CASH, beginning of period	13,545	0	0

CASH, end of period	$831	$13,545	$831
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Common stock issued to settle debt and accrued interest	$0	$90,886

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

First Quantum Ventures, Inc.
(an development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $380,929 accumulated through June 30, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $126,656 and converted $77,156 into shares of common stock. At June 30, 2011, the Company has $50,500 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

NOTE 4 – STOCKHOLDERS EQUITY

At June 30, 2011, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

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

In October 2010, we changed auditors from Larry O’Donnell, CPA, PC to Malcolm Pollard, Inc.

Item 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rile 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reposting and the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

As of June 30, 2011, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Andrew Godfrey	48	President, Chief Executive Officer, Secretary and Director

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended June 30, 2011 and 2010 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

						LONG TERM COMPENSATION
	ANNUAL COMPENSATION					AWARDS	PAYOUTS
NAME AND POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS	SECURITIES UNDERLYING OPTIONS/SARS	LTIP PAYOUTS	ALL OTHER COMPENSATION
A Godfrey	2011			0
	2010			0
	2009			0
	2008			0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended June 30, 2011, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2011, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
Kesgood Company, Inc.*	Common	20,000,000	67.96%
Centreville House, 4th Floor
Nassau, Bahamas
* not an officer or director

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2011. As of June 30, 2011, there were 29,429,232 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of June 30, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2011	$8,000	none	none	none
2010	$8,000	none	none	none
2009	$8,000	none	none	none
2008	$8,000	none	none	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended June 30, 2010 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended June 30, 2011, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Malcolm Pollard, Inc. as independent auditor.

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

* Filed herewith

(b) Reports on Form 8-K

We filed a report on Form 8-K regarding the change in auditor in January 2011.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

First Quantum Ventures, Inc.
(Registrant)

Date: September 28, 2011	By:	/s/ Andrew Godfrey
Andrew Godfrey
President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Godfrey	President & Chairman	September 28, 2011

Andrew Godfrey