Form 10-Q
period 2011-09-30
FIRST QUANTUM VENTURES INC
filed 2012-01-17
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number: 000-52759

FIRST QUANTUM VENTURES INC.
(Name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Vista Parkway, Suite 292, West Palm Beach, FL
(Address of principal executive offices)(Zip Code)

(561) 228-6148
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

As of January 12, 2012, there were 101,879,232 shares of common stock outstanding.

EXPLANATORY NOTE

On November 16, 2011, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) stating, among other things, that it had changed its fiscal year end to August 31 from June 30.  However, the Registrant did not file a Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.  The Registrant has concluded that a Quarterly Report on Form 10-Q for such period must be filed and is therefore filing this Quarterly Report on Form 10-Q, which speaks only as of September 30, 2011.  Other events that have occurred since September 30, 2011 or other disclosure necessary to reflect subsequent events have been addressed in other filings made with the SEC and only limited disclosure of such events is made herein.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended June 30, 2011 as filed with the SEC on September 29, 2011. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2010 and 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

F 1

First Quantum Ventures, Inc.
(a development stage company)
Condensed Balance Sheet

	(unaudited)
	September 30,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$334	$831
Total current assets	334	831

Total Assets	$334	$831

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$-
Accrued interest payable	8,822	7,344
Total current liabilities	8,822	7,344

LONG-TERM LIABILITIES
Long-term line of credit payable	55,995	49,500
Total long-term liabilities	55,995	49,500

Total Liabiliteis	64,817	56,844

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 500,000,000 authorized shares
29,429,232 issued and outstanding September 30, 2011
and June 30, 2011 respectively	29,429	29,429
Additional paid in capital	302,154	295,487
Deficit accumulated during development stage	(396,066)	(380,929)
Total stockholders' deficit	(64,483)	(56,013)

Total Liabilities and Stockholders' Equity	$334	$831

The accompanying notes are an intergral part of the financial statements

F 2

First Quantum Ventures, Inc.
(a development stage company)
Condensed Statements of Operations
Three Months Ended September 30,
(Unaudited)

			Cumulative from
			February 24, 2004
			(inception) to
	2011	2010	September 30, 2011
REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,198	2,975	306,886
Interest expense	4,640	756	37,148
Professional fees	9,299	8,750	52,032
Total expenses	15,137	12,481	396,066

Net Loss	$(15,137)	$(12,481)	$(396,066)

Loss per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	29,429,232	29,429,232

The accompanying notes are an intergral part of the financial statements

F 3

First Quantum Ventures, Inc.
(a development stage company)
Condensed Statements of Cash Flows
Three Months Ended September 30,
(unaudited)

			Cumulative from
			February 24, 2004
			(inception) to
	2011	2010	September 30, 2011
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(15,137)	$(12,481)	$(396,066)
Adjustment to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	225,000
Accretion of discount on line of credit payable	3,162	-	3,162
Changes in operating assets and liabilites
Decrease in prepaid expenses	-	3,750	-
Increase in accrued interest payable	1,478	756	22,552

Net cash used by operating activities	(10,497)	(7,975)	(145,352)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issed for cash	-	-	9,030
Proceeds from line of credit payable	10,000	-	136,656
Net cash provided by financing activities	10,000	-	145,686

Net increase (decrease) in cash	(497)	(7,975)	334

CASH, beginning of period	831	13,545	-

CASH, end of period	$334	$5,570	$334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-Cash Financing Activities:

Common stock issed to settle debt and accrued interest	$-	$-	$90,886
Discount on line of credit payable	$6,667	$-	$6,667

The accompanying notes are an integral part of the financial statements

F 4

First Quantum Ventures, Inc.
(a development stage company)
Condensed Notes to Financial Statements

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company First Quantum Ventures, Inc. is a Nevada chartered development stage company which conducts business from its headquarters in West Palm Beach, Florida.

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

(c) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with generally accepted accounting principles.

(d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(e) Net income (loss) per share Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants and options are not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended September 30, 2011.  As of September 30, 2011, there were no outstanding options or warrants.

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

F 5

On October 28, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DiMi Telematics” or “DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”).  Under the Share Exchange Agreement, we exchanged 87,450,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DiMi Telematics (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DiMi Telematics is now our wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

Our principal place of business is 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 228-6148.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $396,066 accumulated through September 30, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – LINE OF CREDIT PAYABLE

The Company has entered into a convertible line of credit payable, which bears a 10% interest rate, a maturity date of December 31, 2011 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $136,656 and converted $77,156 into shares of common stock through September 30, 2011. At June 30, 2011 and September 30, 2011, the Company has $50,500 and $40,500, respectively, which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.  As of September 30, 2011, there is an unamortized discount on the line of credit in the amount of $3,505.

NOTE 4 – STOCKHOLDERS’ DEFICIT

At September 30, 2011, the Company has 500,000,000 shares of par value $0.001 common stock authorized and 29,429,232 issued and outstanding.

In March 2010, the Company issued 20,000,000 shares in exchange for services valued at $200,000, or $0.01 per share, the then current market price. In May 2010, the Company issued 9,088,600 shares of common stock to settle $77,156 of the outstanding convertible debt and $13,730 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

NOTE 5 -  SUBSEQUENT EVENTS

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement with DiMi Telematics, Inc shareholders.  Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DiMi Telematics, Inc has become a subsidiary of First Quantum Ventures, Inc.  The Company will assume operation of DiMi Telematics Inc and enter the Telematics/M2M industry.  At the closing of the Share Exchange Agreement on November 10, 2011, DiMi will become a wholly-owned subsidiary of First Quantum Ventures, Inc. The Exchange Agreement contains customary representations, warranties, and conditions.

F 6

In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company will account for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition will be accounted for as a reverse acquisition, i.e. the Company will be considered the acquired company and DTI will be considered the acquiring company. As a result, the Company’s assets and liabilities will be incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing.

In connection with the Share Exchange, the outstanding balance on the line of credit was cancelled.

F 7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview

Cine-Source Entertainment, Inc. (“Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc. (the “Company”), and on May 5, 2006 merged Surviving Corporation with and into the Company.

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DiMi Telematics” or “DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Share Exchange Agreement, we exchanged 87,450,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DiMi Telematics (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DiMi Telematics is now our wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2010.

Results of operations

The Company did not generate any revenues from operations for the three months ended September 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services

Net Operating Revenues

There was no operating revenue for the three months ended September 30, 2011, and 2010 respectively.

Operating Expenses and Charges

Operating expenses for the three months ended September 30, 2011 was $15,137, an increase of $2,656 from $12,481 for the three months ended September 30, 2010. The increase in our net operating expenses is due to increased professional fees and interest expense offset by a decrease in General and Administrative expenses.

Net Loss

Net loss for the three months ended September 30, 2011 was $15,137, an increase of $2,656 compared to $12,481 for the three months ended September 30, 2010.

At September 30, 2011, our accumulated deficit was $396,066.

Financial Condition, Liquidity and Capital Resources

For the three months ended September 30, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of September 30, 2011, the Company had cash of $334. The Company's total assets were $334 as of September 30, 2011. At September 30, 2011, total liabilities increased from $56,844 to $64,817. This increase is attributable to the new borrowing of $10,000 of convertible debt and $1,478 of accrued interest. As of September 30, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

The Company is a development stage enterprise.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholder’s deficit of $396,066 and a working capital deficit of $8,488 at September 30, 2011, and net losses from operations of $15,137 for the three months ended September 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Start-Up Costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with generally accepted accounting principles.

Net loss per share. Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants and options are not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended September 30, 2011.  As of September 30, 2011, there were no outstanding options or warrants.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting.  Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter.  Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.                      REMOVED AND RESERVED
None

ITEM 5.                      OTHER INFORMATION
None

ITEM 6.                      EXHIBITS AND 8K

(a)           Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST QUANTUM VENTURES INC.

January 12, 2012	By:	/s/ Barry Tenzer
Barry Tenzer
President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)