Form 10-Q
period 2011-11-30
FIRST QUANTUM VENTURES INC
filed 2012-01-17
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
Yes ☒ No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No☐

As of January 13, 2012, there were 101,879,232 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 8-K for its fiscal year ended August 31, 2011 as filed with the SEC on November 16, 2011. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2010 and 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

First Quantum Ventures, Inc.
(A Development Stage Company)
Condensed Balance Sheet

		(Audited)
	November 30	August 31
ASSETS	2011	2011
CURRENT ASSETS
Cash	$262,663	$117,382

Total current assets	262,663	117,382

Intellectual property, net	1,938	1,971
Total assets	$264,601	$119,353

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$7,498	$29,249
Total Current Liabilities	7,498	29,249

STOCKHOLDERS' EQUITY
Common stock, $.001 par value: 500,000,000 authorized;
101,879,232 and 86,100,000 shares issued and outstanding	101,879	86,100
on November 30, 2011 and August 31, 2011, respectively
Additional paid in capital	437,320	228,090
Accumulated deficit	(282,096)	(224,086)
Total stockholders' equity	257,103	90,104
Total liability and stockholders' equity	$264,601	$119,353

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Period From January 28, 2011 (Inception)
Through August 31, 2011

	For the three	From inception
	months ended	January 28, 2011
	November 30,	through
	2011	November 30, 2011
REVENUES	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	57,977	282,063
Amortization expense	33	33
Total operating expenses	58,010	282,096

Loss before income tax	(58,010)	(282,096)
Provision for income tax		-
NET LOSS	$(58,010)	$(282,096)

Loss per weighted average common share	$(0.00)

Number of weighted average common shares
outstanding	90,411,496

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From January 28, 2011
Through November 30, 2011

	Shares			Accumulated
	Outstanding	Amount	APIC	Deficit	Total
Beginning Balance	-	$-	$-	$-	$-

Shares sold	74,100,000	74,100	237,900	-	312,000

Shares issued for Asset
Purchase Agreement	12,000,000	12,000	(10,000)	-	2,000

Warrants issued for Asset
Purchase Agreement	-	-	190	-	190

Net loss				(224,086)	(224,086)
Ending Balance August 31, 2011	86,100,000	$86,100	$228,090	$(224,086)	$90,104

Shares sold	1,350,000	1,350	223,650	-	225,000

Warrant expense	-	-	9	-	9

Acquisition of DiMi	14,429,232	14,429	(14,429)	-	-

Net loss				(58,010)	(58,010)
Ending Balance November 30, 2011	101,879,232	101,879	437,320	(282,096)	257,103

The accompanying notes are an integral part of these financial statements

First Quantum Ventures, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Period From January 28, 2011
Through November 30, 2011

	For the three	From Inception
	months ended	through
	November 30, 2011	November 30, 2011
Cash flows from operating activities
Net loss	$(58,010)	$(282,096)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	33	252
Warrant expense	9	9
Changes in operating assets and liabilities
Accounts Payable	(21,751)	7,498
Net cash used in operating activities	(79,719)	(274,118)
Cash flow from financing activities
Proceeds from common stock sale	225,000	537,000
Net cash provided by financing activities	225,000	537,000
Net increase in cash and cash equivalents	145,281	262,882
Cash and cash equivalents at beginning of period	117,382	-
Cash and cash equvalents at end of period	$262,663	$262,882
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Stock and warrants issued for intellectual property	$-	$2,190

The accompanying notes are an integral part of these condensed financial statements

First Quantum Ventures, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements of First Quantum Ventures, Inc., a Nevada corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles. In the opinion of management, financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2011.

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders of DiMi Telematics, Inc. (“DTI”).  Pursuant to the Exchange Agreement, the Company issued 87,450,000 shares of its common stock to the shareholders of DTI in exchange (the “Share Exchange”) for all outstanding shares and warrants to purchase common shares of DTI on November 10, 2011, the closing date of the Exchange Agreement.  As a result of the consummation of the Exchange Agreement, DTI became a wholly owned subsidiary of the Company.  The Company has assumed operation of DTI and entered the Telematics/M2M industry.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company has accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition will be accounted for as a reverse acquisition, i.e. the Company will be considered the acquired company and DTI will be considered the acquiring company. As a result, the Company’s assets and liabilities will be incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of the DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing of the Exchange Agreement.

The Company has retroactively reflected the acquisition in DTI’s common stock in a ratio consistent with the Share Exchange.

Nature of Business Operations

DTI is a development stage company formed on January 28, 2011 as Medepet Inc. as a Nevada corporation.  During the first year of operations DTI has redefined its business purpose and operation.  On June 20, 2011, DTI changed its name from Medepet Inc. to Precision Loc8.  On July 28, 2011, DTI changed its name from Precision Loc8 to Precision Telematics Inc. On August 9, 2011, DTI changed its name to DiMi Telematics Inc.

On July 28, 2011, DTI entered into an asset purchase agreement for the purchase of intellectual property.

The Company, through DTI, designs, develops and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, we are endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

DTI is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise.  Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, our Company’s operating activities are centralized in three core areas:

•
Sales and Marketing, which will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface.

•
Operations, which will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations; 24/7 client service/help desk; professional services and installation support; and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platforms.

•	Product Development, which will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $58.010 for the three months ended November 30, 2011 and had an accumulated deficit of $282,096 as of November 30, 2011.  The Company has net working capital of $255,165 as of November 30, 2011.

DTI’s flagship M2M solution is “DiMi,” a proprietary, patent-pending, business intelligence and two-way communications platform that captures and seamlessly integrates real-time data from networked tracking, monitoring, alarm and alert systems, sensors and devices; and, in turn, centralizes this data onto an online command and control dashboard that is accessible 24/7 by a designated user or community of designated users through the secure DiMi Internet portal, found at www.dimispeaks.com.

With adoption of the DiMi M2M communications platform, users can remotely control, monitor, manage and acquire data from their operational assets, providing the interface for lighting, temperature, humidity, keycard access, fleet management and many other vital systems that impact the enterprise.  DiMi uses established secure technology standards (i.e. LONet, MODbus, BACnet and ELK) combined with a unique, proprietary software interface that keeps users connected to their asset management and control systems through any web-enabled computer or mobile device,

By providing dynamic, real-time access to critical information from a wide array of new or legacy sensors, GPS tracking tools and/or diagnostic devices – irrespective of their make, model or manufacturer, DiMi alerts or reports back to its users via familiar communication tools, like IM, email, HTML and text messaging.  Users can even issue global commands to its asset management and control systems through the DiMi software interface.  Moreover, DiMi leverages the collected knowledge of a particular asset or assets and compares it to historical performance metrics and other critical benchmarks through an integrated data management module, giving users insight that allow them to rapidly identify and implement proper preventive maintenance measures, efficiency improvements and other key operational activities.

DTI’s DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to successfully prove out the DiMi technology and M2M communications platform.  Moving forward, DTI intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

Once a new client’s core M2M business needs have been confirmed, DTI will closely collaborate with the client to design the organizational and process modifications required to ensure a successful DiMi launch, offering full service project definition, management, user interface customization, implementation services and ongoing quality assurance and testing.

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents includes highly liquid debt instruments with an original maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is above the FDIC limit.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

Intellectual Properly

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 15 years.

Revenue Recognition

The Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Stock Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011 - 08, “Testing Goodwill for Impairment” (“ASU 2011 - 08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed for SMSC beginning in Fiscal 2013 with early adoption permitted. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011 - 05, “Presentation of Comprehensive Income” (“ASU 2011 - 05”), which provides guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for SMSC beginning in the first quarter of fiscal year 2013. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06: Fair Value Measurements and Disclosures (topic 820) Improving Disclosures about Fair Value Measurements..  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20: Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued ASU 2010-29: Business Combinations (Topic 805) which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended November 30, 2011.

Management Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	November 30, 2011	August 31, 2011
Intellectual property	$2,190	$2,190
Less: amortization	252	219
Net intellectual property	$1,938	$1,971

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended November 30, 2011 amounted to $33.

3. EQUITY

Common Stock

The Company was formed in the state of Nevada on January 28, 2011.  The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.001.

During the period ended August 31, 2011 the Company issued 74,100,000 shares of common stock through stock purchase agreements in the amount of $312,000.

On July 29, 2011 the Company issued 12,000,000 shares of common stock and 12,000,000 warrants for the purchase of common stock pursuant to an Asset Purchase Agreement for the purchase of intellectual property.

The Company entered into a Securities Purchase Agreement for the sale of 150,000 shares of common stock at $0.17 per share.  The Security Purchase Agreement includes 37,500 Class A warrants and 37,500 Class B warrants.  On September 12, 2011, the Company received $25,000.

On September 28, 2011 the Company entered into a Securities Purchase Agreement for the sale of 1,200,000 shares of common stock at $0.17 per share in the amount of $200,000.  The Security Purchase Agreement includes 300,000 Class A warrants and 300,000 Class B warrants.

On October 28, 2011, the Company entered into the Exchange Agreement with the shareholders of DTI.  Pursuant to the Exchange Agreement, the Company issued 87,450,000 shares of its common stock to the shareholders of DTI in exchange for all outstanding shares and warrants to purchase common shares of DTI on November 10, 2011, the closing date of the Exchange Agreement.  In connection with the consummation of the Exchange Agreement, 15,000,000 shares of the Company’s issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation

Warrants

The Company issued 12,000,000 Common Stock warrants, at an exercise price of $0.17 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the fiscal quarter ended November 30, 2011, the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended November 30, 2011 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Beginning balance September 1, 2011	12,000,000	$0.17
Granted	675,000	0.17
Exercised	-	-
Canceled or expired	-	-
Outstanding at November 30, 2011	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.75	$0.17	12,000,000	3.75
0.17	675,000	4.0	0.17	675.000	4.0
	12,675,000	3.76	$0.17	12,675,000	3.76

4. RELATED PARTY TRANSACTIONS

None

5. COMMITMENTS AND CONTINGENCIES

As of November 30, 2011 there are no continuing commitments and contingencies.

 6 -  ACQUISITION OF DIMI TELEMATICS, INC.

On October 28, 2011, the Company entered into the Exchange Agreement with the shareholders of DTI.  Pursuant to the Exchange Agreement, the Company issued 87,450,000 shares of its common stock to the shareholders of DTI in exchange for all outstanding shares and warrants to purchase common shares of DTI on November 10, 2011, the closing date of the Exchange Agreement.  As a result of the consummation of the Exchange Agreement, DTI became a wholly owned subsidiary of the Company.  The Company has assumed operation of DTI and entered the Telematics/M2M industry.

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

The Company will account for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition will be accounted for as a reverse acquisition, i.e., the Company will be considered the acquired company and DTI will be considered the acquiring company. As a result, the Company’s assets and liabilities will be incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing.

In connection with the Share Exchange, the outstanding balance on the line of credit and related accrued interest owed by the Company was forgiven. Accordingly, the net assets of the Company were $0.00 on November 10, 2011.

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of the beginning of the period.

	For the three months	From Inception to
	ended November 30,	to November 30,
	2011	2011
Revenues	$--	$--
Selling, general and administrative expenses	57,977	282,063
Other expense	33	33
Net loss	$58,010	$282,096

7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 17, 2012, which is the date the financial statements are available to be issued, and concluded that no reportable event occurred.

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged 87,450,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became our wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Exchange qualified as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”), and under the applicable securities laws of each jurisdiction where any of the stockholders reside.

The Company designs, develops and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, DTI is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

The Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, our Company’s operating activities are centralized in three core areas:

Sales and Marketing, which will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface.

Operations, which will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations; 24/7 client service/help desk; professional services and installation support; and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platforms.

Product Development, which will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis. We anticipate that the creative formulation of enhancements and new product conceptualization will be performed in-house by our officers and directors. Thereafter, we intend to outsource software enhancement and product development to outside third parties.

PLAN OF OPERATIONS

Product Development Plan

Product Development will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis.

The primary building blocks of machine-to-machine (M2M) technology on which DTI has focused its development activities have been and will remain:

•  Building an expert knowledge base of existing and emerging electronics/technologies that enable geo-location, remote monitoring and control, auto-diagnostics and object identification;

•  Engagement of a cloud computing platform that enables ubiquitous, scalable and on-demand network access;

•  Development of proprietary software that controls two-way communication events, acts on predefined rules and delivers users a customized web interface that is accessible 24/7 from any web-enabled computer or device anywhere on Earth; and

•  Information systems that enable users to process management solutions that allow for exploiting the information gathered for intelligent decision-making purposes and enhanced situational awareness.

The Company’s proprietary M2M solutions utilize a cloud-based, two-way communications delivery platform, marketed as “DiMi.” Leveraging the power, scalability and flexible turnkey advantages of DiMi’s patent-pending software and hosting platform, users are able to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device while located anywhere in the world.

DiMi features a robust, customized interface that gives its users secure command and control functionality of multiple remote, connected sensors, alarms and diagnostic devices. Moreover, the intuitive DiMi framework readily adapts to and integrates both new and legacy monitoring/sensing equipment – irrespective of make, model or manufacturer – providing for simplified, economical M2M deployments.

DiMi is delivered as a monthly, hosted service that puts critical information into the palm of its user’s hands with no major hardware investments. Our hosting platform can be tailored for each customer to create secure and reliable end-to-end connectivity between their specific remote connected equipment and DiMi’s proprietary web interface

Marketing Plan

Strategically, the Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise.

We have also taken – and will continue to take – the necessary steps to secure the proprietary aspects of our applications through patent filings in the U.S. and in key international markets. Moreover, we intend to remain focused on proactively developing best-of-breed Internet-enabled M2M solutions that will effectively meet the evolving needs of our primary target market, namely web-based remote asset tracking, management and control with applications in the commercial, industrial, educational, government and military sectors.

At that time, DTI intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, The Company expects to ultimately adopt a hybrid sales and marketing model involving direct sales (Solutions Team); channel sales (via leading Value-Added Resellers (VARs) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets); and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (OEMs) and large cellular carriers and dealers.

Competition

We believe we have a competitive advantage and are uniquely positioned as an M2M solution-centric business since our M2M communications platform is hardware-agnostic, and our hosting environment is in the cloud – this gives us the ability to help businesses lower their IT infrastructure costs and management requirements while improving performance, scalability and flexibility.

Our consultative approach to enabling hosted M2M technologies for our clients – as well as the attention we give to their specific needs, requirements and circumstances – are critical competitive differentiators that we are dedicated to preserving and nurturing as we grow. Moreover, prudent and timely integration of new and emerging digital and web technologies into our M2M communications platform will remain an underpinning mission for DTI if we are to earn and maintain distinction as a recognized industry leader.

Employees

As of November 30, 2011, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2011, we had cash and cash equivalents of $262,663. We have a net working capital of $255,165.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $58,010 and had an accumulated deficit of $282,096.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of November 30, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.                      REMOVED AND RESERVED
None

ITEM 5.                      OTHER INFORMATION
None

ITEM 6.                      EXHIBITS AND 8K

(a)           Documents furnished as exhibits hereto:

Exhibit No.	Description
31.1.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST QUANTUM VENTURES INC.

January 17, 2012	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)