Form 10-Q/A
period 2011-11-30
FIRST QUANTUM VENTURES INC
filed 2012-01-20
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

Commission file number: 000-52759

FIRST QUANTUM VENTURES INC.
(Name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Lenox Avenue, New York, NY 10027
(Address of principal executive offices)(Zip Code)

(855) 633 - 3738
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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-Q for the fiscal period ended November 30, 2011 as filed on January 17, 2012 (the “Original Filing”) solely to amend its address as shown on the cover page.  Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

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

FIRST QUANTUM VENTURES INC.

January 20, 2012	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)