Form 10-Q
period 2012-02-29
DiMi Telematics International, Inc.
filed 2012-04-16
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

Commission file number: 000-52759

DIMI TELEMATICS INTERNATIONAL, INC.
 (Name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Lenox Avenue, New York, NY 10027
(Address of principal executive offices)(Zip Code)

(855) 633 - 3738
(Registrant’s telephone number, including area code)

First Quantum Ventures Inc.
(Former name)

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

As of April 13, 2012, there were 101,879,232 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 8-K for its fiscal year ended August 31, 2011 as filed with the SEC on November 16, 2011. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 28, 201 and February 29, 2012 and the results of its operations and cash flows for the six month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	Unaudited
	February 29,	August 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$950,695	$117,382
Total current assets	950,695	117,382

Intellectual property, net	1,905	1,971

Total Assets	$952,600	$119,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,648	$29,249
Total current liabilities	12,648	29,249

Total Liabilities	12,648	29,249

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 authorized shares
101,879,232 and 86,100,000 issued and outstanding February 29, 2012
and August 31, 2011 respectively	101,879	86,100
Stock payable	815,000	-
Additional paid in capital	437,320	228,090
Deficit accumulated during development stage	(414,247)	(224,086)
Total stockholders' equity	939,952	90,104

Total Liabilities and Stockholders' Equity	$952,600	$119,353

The accompanying notes are an intergral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Six	From Inception	From Inception
	Months Ended	Months Ended	January 28, 2011	January 28, 2011
	February 29	February 29	through	through
	2012	2012	February 28, 2011	February 29, 2012
REVENUES	$-	$-	-	-

OPERATING EXPENSES
General and administrative expenses	132,118	190,095	3,000	414,181
Amortization expense	33	66	-	66
Total expenses	132,151	190,161	3,000	414,247

Loss before income tax	$(132,151)	$(190,161)	$(3,000)	$(414,247)

Provision for income tax	-	-	-	-

NET LOSS	$(132,151)	$(190,161)	$(3,000)	$(414,247)

Loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)

Number of weighted average
common shares outstanding	96,177,043	96,177,043	5,625,000

The accompanying notes are an intergral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	From Inception	From Inception
	Months Ended	January 28, 2011	January 28, 2011
	February 29	through	through
	2012	February 28, 2011	February 29, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(190,161)	$(3,000)	$(414,247)
Adjustment to reconcile net loss to net cash
used by operating activities:
Amortization expense	66	-	285
Warrant expense	9	-	9
Changes in operating assets and liabilites
Increase in accounts payable and accrued liabilities	(16,601)	-	9,148

Net cash used by operating activities	(206,687)	(3,000)	(404,805)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock sale	1,040,000	4,200	1,352,000

Net cash provided by financing activities	1,040,000	4,200	1,352,000

Net increase in cash	833,313	1,200	947,195

CASH, beginning of period	117,382	-	-

CASH, end of period	$950,695	$1,200	$947,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$2,190

The accompanying notes are an integral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements of DiMi Telematics International, Inc. (formerly First Quantum Ventures, Inc), a Nevada corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles. In the opinion of management, financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 29, 2012

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DTI will become a subsidiary of First Quantum Ventures, Inc.  The Company will assume operation of DiMi Telematics Inc. and enter the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company has accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition will be accounted for as a reverse acquisition, i.e. the Company will be considered the acquired company and DTI will be considered the acquiring company. As a result, the Company’s assets and liabilities will be incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of the DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing.

The Company has retroactively reflected the acquisition in DTI’s common stock in a ratio consistent with the Share Exchange.

On March 15, 2012, First Quantum Ventures, Inc., changed its name to DiMi Telematics International, Inc.

Nature of Business Operations

DTI is a development stage company formed on January 28, 2011 as Medepet Inc. as a Nevada corporation.  During the first year of operations the Company has redefined its business purpose and operation.  On June 20, 2011 the Company changed its name from Medepet Inc. to Precision Loc8.  On July 28, 2011 the Company changed its name from Precision Loc8 to Precision Telematics Inc. On August 9, 2011 the Company changed its name to DiMi Telematics Inc.

On July 28, 2011 the company entered into an asset purchase agreement for the purchase of intellectual property.

DTI designs, develops and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, DTI is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $190,161 for the six months ended February 39, 2012 and had an accumulated deficit of $414,247 as of February 29, 2012.  The Company has net working capital of $938,047 as of February 29, 2012.

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

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents includes highly liquid debt instruments with maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is not above the FDIC limit.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended February 29, 2012.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	February 29, 2012	August 31, 2011
Intellectual property	$2,190	$2,190
Less: amortization	285	219
Net intellectual property	$1,905	$1,971

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the six months ended February 29, 2012 amounted to $66.

3. EQUITY

Common Stock

The Company formed in the state of Nevada on January 28, 2011.  The company has authorized capital of 500,000,000 shares of common stock with a par value of $0.001.

During the period ended August 31, 2011 the company issued 74,100,000 shares of common stock through stock purchase agreements in the amount of $312,000, of which 42,000,000 shares of common stock were issued through the period ended February 28, 2011.

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

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation

During the second quarter the Company sold stocks in the amount of $815,000.  The stocks were unissued as of February 29, 2012.  The Company is required to issue 5,050,000 shares of common stock.

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Beginning balance September 1, 2011	12,000,000	$0.17
Granted	675,000	0.17
Exercised	-	-
Canceled or expired	-	-
Outstanding at February 29, 2012	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.5	$0.17	12,000,000	3.5
0.17	675,000	3.75	0.17	675,000	3.75
	12,675,000	3.51	$0.17	12,675,000	3.51

4. RELATED PARTY TRANSACTIONS

None

5. COMMITMENTS AND CONTINGENCIES

As of February 29, 2012 there are no continuing commitments and contingencies.

 6.  ACQUISITION OF DIMI TELEMATICS, INC.

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

In connection with the Share Exchange, the outstanding balance on the line of credit and related accrued interest owed by First Quantum Ventures was forgiven. Accordingly, the net assets of the Company was $0.00 on November 10, 2011.

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of the beginning of the period.

	For the six months ended February 29, 2012	From Inception to February 29, 2012
Revenues	$-	$-
Selling, general and administrative expenses	190,095	414,181
Other expenses	66	66
Net Income	$190,161	$414,247

7.  SUBSEQUENT EVENTS

On March 15, 2012 First Quantum Ventures changed its name to DiMi Telematics International, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

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

The primary building blocks of machine-to-machine (M2M) technology on which the Company has focused its development activities have been and will remain:

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

Employees

As of February 29, 2012, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, we had cash and cash equivalents of $950,695. We have a net working capital of $938,047.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $190,161 and had an accumulated deficit of $414,247.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of February 29, 2012.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 29, 2012, the Company sold 5,050,000 shares of common stock for an aggregate of 815,000 to two persons.  The Company relied on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof with respect to the foregoing sales.

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

DIMI TELEMATICS INTERNATIONAL, INC.

April 16, 2012	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)