Form 10-Q
period 2012-05-31
DiMi Telematics International, Inc.
filed 2012-07-16
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of July 16, 2012, there were 327,716,928 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 8-K for its fiscal year ended August 31, 2011 as filed with the SEC on November 16, 2011. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2011 and May 31, 2012 and the results of its operations and cash flows for the six month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$888,139	$117,382
Total current assets	888,139	117,382

Deposit on iPhone applications	6,000	-
Intellectual property, net	1,872	1,971

Total Assets	$896,011	$119,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,773	$29,249
Total current liabilities	14,773	29,249

Total Liabilities	14,773	29,249

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares. None issued and outstanding May 31, 2012 and
August 31, 2011, respectively	-	-
Common stock, $0.001 par value, 500,000,000 authorized shares
427,716,928 and 344,400,000 issued and outstanding May 31, 2012
and August 31, 2011, respectively	427,717	344,400
Additional paid in capital	926,482	(30,210)
Deficit accumulated during development stage	(472,961)	(224,086)
Total stockholders' equity	881,238	90,104

Total Liabilities and Stockholders' Equity	$896,011	$119,353

The accompanying notes are an integral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	From Inception	From Inception
	Months Ended	Months Ended	Months Ended	January 28, 2011	January 28, 2011
	May 31,	May 31,	May 31,	through	through
	2012	2011	2012	May 31, 2011	May 31, 2012
REVENUES	$-		$-	-	-

OPERATING EXPENSES
General and administrative expenses	58,681	180,246	248,776	183,246	472,862
Amortization expense	33	-	99	-	99
Total expenses	58,714	180,246	248,875	183,246	472,961

Loss before income tax	$(58,714)	$(180,246)	$(248,875)	$(183,246)	$(472,961)

Provision for income tax	-	-	-	-	-

NET LOSS	$(58,714)	$(180,246)	$(248,875)	$(183,246)	$(472,961)

Basic and diluted loss per
weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	395,576,324	231,402,198	416,958,232	177,873,171

The accompanying notes are an integral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine	From Inception	From Inception
	Months Ended	January 28, 2011	January 28, 2011
	May 31,	through	through
	2012	May 31, 2011	May 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(248,875)	$(183,246)	$(472,961)
Adjustment to reconcile net loss to net cash
used by operating activities:
Amortization expense	99	-	319
Warrant expense	9	-	9
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(14,476)	-	12,272

Net cash used by operating activities	(263,243)	(183,246)	(460,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on iPhone applications	(6,000)	-	(6,000)
Net cash used by investing activities	(6,000)	-	(6,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock sale	1,040,000	212,000	1,352,000

Net cash provided by financing activities	1,040,000	212,000	1,352,000

Net increase in cash	770,757	28,754	885,639

CASH, beginning of period	117,382	-	-

CASH, end of period	$888,139	$28,754	$885,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$2,190

The accompanying notes are an integral part of the condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements of DiMi Telematics International, Inc. (formerly First Quantum Ventures, Inc.), a Nevada corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles. In the opinion of management, financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2012.

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock (pre split) in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DTI will become a subsidiary of First Quantum Ventures, Inc.  The Company will assume operation of DiMi Telematics Inc. and enter the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

 Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $248,875 for the nine months ended May 31, 2012 and had an accumulated deficit of $472,961 as of May 31, 2012.  The Company has net working capital of $873,366 as of May 31, 2012.

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

In December 2011, the Financial Accounting and Standards Board (FASB) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement with a similar master netting arrangement. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective disclosure is required for all comparative periods presented. Since this accounting standard requires only enhanced disclosure, the adoption of this standard is not expected to have an impact the Company’s financial position or results of operations.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,075,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended May 31, 2012.

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

2. DEPOSIT ON iPHONE APPLICATIONS

During the month of May 2012, the Company entered into an agreement for the purchase of an iPhone applications.  The total cost of the applications is $11,000, of which the Company has paid $6,000 as a deposit toward the iPhone applications.   Upon final approval the remaining balance of $5,000 shall be due.

3. INTELLECTUAL PROPERTY

Intellectual property of the following:

	May 31, 2012	August 31, 2011
Intellectual property	$2,190	$2,190
Less: amortization	318	219
Net intellectual property	$1,872	$1,971

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the six months ended February 29, 2012 amounted to $99.

4. EQUITY

Common Stock

The Company formed in the state of Nevada on January 28, 2011.  The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Preferred Stock with a par value of $0.001.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current shareholders of record whereby the Company issued an additional 101,879,232 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders of record whereby an additional 213,858,464 shares were issued. The dividends  include outstanding  warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

During the period ended August 31, 2011 the company issued 296,400 shares of common stock through stock purchase agreements in the amount of $312,000.

On July 29, 2011 the company issued 48,000,000 shares of common stock and 48,000,000 warrants for the purchase of common stock pursuant to an Asset Purchase Agreement for the purchase of intellectual property.

The Company entered into a Securities Purchase Agreement for the sale of 600,000 shares of common stock at $0.042 per share.  The Security Purchase Agreement includes 150,000 Class A warrants and 150,000 Class B warrants.  On September 12, 2011, the Company received $25,000.

On September 28, 2011 the Company entered into a Securities Purchase Agreement for the sale of 4,800,000 shares of common stock at $0.042 per share in the amount of $200,000.  The Security Purchase Agreement includes 1,200,000 Class A warrants and 1,200,000 Class B warrants.

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock (pre split) in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation

During the second quarter the Company sold stocks and warrants in the amount of $815,000.  The stocks and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 20,200,000 shares of common stock and 16,300,000warrants for the sale.

Warrants

The Company issued 48,000,000 Common Stock warrants, at an exercise price of $0.042 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the first quarter the Company issued 1,350,000 Class A warrants at an exercise price of $0.042 per share and issued 1,350,000 Class B Warrants at an exercise price of $0.062 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended May 31, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Beginning balance September 1, 2011	48,000,000	$0.042
Granted	2,700,000	0.052
Exercised	2,400,000	-
Canceled or expired	-	-
Outstanding at May 31, 2012	48,300,000	$0.043

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.042	45,600,000	3.25	$0.042	45,600,000	3.25
0.042-0.062	2,700,000	3.50	0.052	2,700,000	3.50
0.043	48,300,000	3.26	$0.043	48,300,000	3.26

5. RELATED PARTY TRANSACTIONS

None

6. COMMITMENTS AND CONTINGENCIES

As of May 31, 2012 there are no continuing commitments and contingencies.

 7.  ACQUISITION OF DIMI TELEMATICS, INC.

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement with DiMi Telematics, Inc. shareholders.  Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock (pre split) in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DiMi Telematics, Inc has become a subsidiary of First Quantum Ventures, Inc.  The Company will assume operation of DiMi Telematics Inc and enter the Telematics/M2M industry.  At the closing of the Share Exchange Agreement on November 10, 2011, DiMi will become a wholly-owned subsidiary of First Quantum Ventures, Inc. The Exchange Agreement contains customary representations, warranties, and conditions.

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

	For the nine months ended May 31, 2012	From Inception to May 31, 2012
Revenues	$-	$-
Selling, general and administrative expenses	248,776	472,862
Other expenses	99	99
Net Income	$248,875	$472,961

8.  SUBSEQUENT EVENTS

On June 14, 2012 the Company entered into an exchange agreement with a major shareholder pursuant to which the Company will issue 1,000 shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of 100,000,000 shares of common stock held by the shareholder.  All, and not less than all, shares of Preferred Stock shall, provided that the Corporation shall have reported earnings per share of less than $0.01 in its Annual Report for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate Stated Value of all shares of Preferred Stock being converted by the Conversion Price of $0.001 per share.  Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms shall be canceled and shall not be reissued.  If the Company shall have reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock shall immediately be redeemed by the Company without any consideration payable to the shareholder.

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged 87,450,000 shares of our common stock (pre split) (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became our wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current shareholders of record whereby the Company issued an additional 101,879,232 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders of record whereby an additional 213,858,464 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

Employees

As of May 31, 2012, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, we had cash and cash equivalents of $888,139 and a net working capital of $873,366.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $248,875 and had an accumulated deficit of $472,961.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of May 31, 2012.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

N/A

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

DIMI TELEMATICS INTERNATIONAL, INC.

July 16, 2012	By:	s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)