Form 10-K
period 2012-08-31
DiMi Telematics International, Inc.
filed 2012-11-29
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

Commission File Number: 000-52759

DIMI TELEMATICS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Lenox Avenue, New York, NY 10027
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (855) 633-3738

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ] Accelerated Filer [ ] Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 29, 2012, based upon the $0.6875 per share closing price of such stock on that date, was $12,456,972.

There were 327,716,928 shares of common stock outstanding as of November 29, 2012.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS.

Background

On October 28, 2011, DiMi Telematics International, Inc. (“DTII”) entered into a Share Exchange Agreement (the “Share Exchange”) with DiMi Telematics, Inc. (“DTI”) and its shareholders. Pursuant to the agreement, DTII issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of DTII.  DTII assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, 15,000,000 of DTII’s issued and outstanding shares of common stock were surrendered for cancellation.

The following discussion includes information about the business operations, management and financial condition of DTII and DTI. Unless specifically set forth to the contrary, when used in this report the terms “we,” “us,” “our,” the “Company” and similar terms refer to DTII, a Nevada corporation, and its wholly owned subsidiary DTI, also a Nevada corporation.

General

The Company designs, develops and distributes Machine-to-Machine (“M2M”) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, the Company is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

Strategically, the Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise.

Our mission is to earn global distinction as the leading supplier of world class M2M communications solutions that empower our customers to optimize efficiencies and productivity through remote tracking, monitoring, management and protection of their most valuable assets.

The DiMi Solution Platform

Our flagship M2M solution is “DiMi,” a proprietary, patent-pending, business intelligence and two-way communications platform that captures and seamlessly integrates real-time data from networked tracking, monitoring, alarm and alert systems, sensors and devices; and, in turn, centralizes this data onto an online command and control dashboard that is accessible 24/7 by a designated user or community of designated users through the secure DiMi Internet portal, found at www.dimispeaks.com.

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is currently being beta tested in anticipation of initial commercial roll-out of version 4.0, which it is anticipated will take place in the third quarter of 2013.

With adoption of the DiMi M2M communications platform, users can remotely control, monitor, manage and acquire data from their operational assets, providing the interface for lighting, temperature, humidity, keycard access, fleet management and many other vital systems that impact the enterprise. DiMi uses established secure technology standards (i.e. LONet, MODbus, BACnet and ELK) combined with a unique, proprietary software interface that keeps users connected to their asset management and control systems through any web-enabled computer or mobile device.

By providing dynamic, real-time access to critical information from a wide array of new or legacy sensors, GPS tracking tools and/or diagnostic devices – irrespective of their make, model or manufacturer, DiMi alerts or reports back to its users via familiar communication tools, like instant messaging, email, HTML and text messaging. Users can even issue global commands to its asset management and control systems through the DiMi software interface.  Moreover, DiMi leverages the collected knowledge of a particular asset or assets and compares it to historical performance metrics and other critical benchmarks through an integrated data management module, giving users insight that allows them to rapidly identify and implement proper preventive maintenance measures, efficiency improvements and other key operational activities.

Our proprietary M2M solutions utilize a cloud-based, two-way communications delivery platform, marketed as “DiMi.”  Leveraging the power, scalability and flexible turnkey advantages of DiMi’s patent-pending software and hosting platform, users are able to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device while located anywhere in the world.  DiMi features a robust, customized interface that gives its users secure command and control functionality of multiple remote, connected sensors, alarms and diagnostic devices. Moreover, the intuitive DiMi framework readily adapts to and integrates both new and legacy monitoring/sensing equipment – irrespective of make, model or manufacturer – providing for simplified, economical M2M deployments.

Our DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to demonstrate the efficacy of the DiMi technology and M2M communications platform.  Moving forward, the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

We expect to deliver DiMi as a monthly, hosted service that puts critical information into the palm of its user’s hands with no major hardware investments. Our hosting platform can be tailored for each customer to create secure and reliable end-to-end connectivity between their specific remote connected equipment and DiMi’s proprietary web interface. Once a new client’s core M2M business needs have been confirmed, the Company will closely collaborate with the client to design the organizational and process modifications required to ensure a successful DiMi launch, offering full service project definition, management, user interface customization, implementation services and ongoing quality assurance and testing.

Uses and Benefits of the DiMi Solution

Due to the knowledge and experience of our executive management in real estate operations and management, we have initially targeted the real estate management industry for initial commercialization of the DiMi Platform solution. Among the uses and benefits of DiMi in the real estate industry are the following:

“Smart” Facility Management

Today’s buildings – whether residential, commercial, medical or otherwise – are sustained through operation of various utility systems. Through these systems, electricity, heat, HVAC, water, lighting, security and other necessities, are provided to the buildings.

Some conventional systems are controlled by human operators and, thus, require maintenance staff on-site or on-call to control, maintain and otherwise operate them. Others may be controlled electronically or through a combination of electronic and human control. These systems force building owners to extend additional resources and incur burdensome costs in order to maintain proper operation of the systems, as well as account for human errors that may result from improper system operation or management. Moreover, many conventional systems are not capable of remotely controlling multiple buildings having multiple building functionalities using a single monitor and control device and be adaptable to various control interfaces that are used by the buildings and facility managers.

Our DiMi solution works as a centralizing component of a facility or multiple facilities’ management system, acquiring and interpreting data from literally thousands of networked devices monitoring systems operating in multiple locations.

Whether a facility manager is looking to save oil and gas, monitor carbon emissions, avert a flood or monitor and control temperatures, lighting or remote keycard access, DiMi provides a fully integrated, affordable solution. Moreover, DiMi allows our clients to evaluate their building management practices for strengths, weaknesses and opportunities to be greener, more productive and more efficient. DiMi’s virtual grid can track and sort building data to enable cost savings, reduce the carbon footprint and set new global standards of performance for the facility management industry.

Energy Savings

For boilers to run at peak efficiency, operators must attend to boiler staging, water chemistry, pumping and boiler controls, boiler fuel-air mixtures, burn-to-load ratios and stack temperatures. DiMi can consolidate all the above efficiency-enhancing metrics and provide monitoring of water chemistry and temperature to improve equipment efficiency and reduce energy expenditures. DiMi provides these features on a cost effective platform which empowers users to realize significant cost savings.

DiMi can help maintain consistent temperature throughout buildings and provide the ability for managers to monitor and control irregularities. Users benefit from being able to prevent system wear and tear from operating under stress; increase the life of the systems through proper timing of maintenance; determine peak efficiencies and set pre-defined conditions and alerts. DiMi’s service can also measure water consumption by unit to ascertain actual usage by tenant and carbon emissions to track actual changes.

Enhanced Security

DiMi can provide remote monitoring, control and access to restricted areas. Our technology provides an audit trail that enables users to see who accessed a room and when. The ability to track entries to individual rooms via the audit trail eliminates the cost of replacing locks and lost keys. DiMi readily interfaces with most alarm panels on the market as well as most existing keycard access systems.

Disaster Management

Water leaks and flooding can be costly problems for property managers and owners. DiMi can help by providing the ability to monitor strategically placed water sensors in bathrooms, elevator shafts, rooftop drains or any other problem area. Users will be alerted if there are any irregularities within a defined scope to avert catastrophes. Hurricane shields can be activated from a remote location to avoid disaster and minimize costs in protecting an asset.

Routine Maintenance

All forms of routine maintenance that can be automated can be controlled directly using the DiMi M2M communications solution. From pre-defined schedules, on a demand basis when equipped with the proper sensors, or from a user’s IM account anywhere the Internet is accessible, maintenance can be performed at will. As an example, automated service calls can be enabled when the boiler is operating outside of predetermined optimal ranges. Or, storage tank levels can be preset to enable DiMi to trigger automatic scheduling of oil deliveries.

Building Value

We believe that a building that incorporates DiMi will have a documented pedigree of asset performance. Energy management and efficiency gains, along with maintenance and repair history, are mapped through our Master Data Management module. DiMi’s information management capabilities increase property return on investment and overall property value.

The Marketplace

Although widely heralded as a “transformative” technology, M2M is not new. The concept was first used during World War II for identifying “friend” or “foe” to prevent pilots from hitting the wrong targets. Satellites use M2M to fire engines based on guidance and navigation sensors. Garage door openers respond to the clicker in a car. The difference now is that you can network the sensors in devices and objects, and use the data for extended purposes, such as recognizing that the garage door was left open and notifying the homeowner or security company to close it by way of remote command.

M2M – also commonly called “ubiquitous” or “pervasive” computing – refers to digital microprocessors and sensors embedded in everyday objects and connected to networks. M2M most often refers to “machine-to-machine,” although mobile-to-machine or man-to-machine is also used to describe this fast evolving family of technologies. Because M2M communications can exist in practically any machine, environment and market, it holds the potential to reshuffle entire industry structures, creating an anticipated windfall for technology enablers in the M2M arena and enabling an array of solutions that deliver new levels of “smart services” and commerce.

According to FocalPoint Consulting Group, the global M2M market is expected to reach $50 billion in 2011 and will grow five-fold to $250 billion by 2012.  Moreover, GSMA, an industry association representing the interests of over 800 mobile operators worldwide, is forecasting that a connected universe of up to 50 billion M2M devices will develop over the next 15 years.

Juniper Research reported in May 2011 that M2M connections will be the catalyst for over $35 billion of new service revenues across a diverse range of industry sectors by the end of 2016. Specific sectors noted as having particularly strong potential include consumer and commercial telematics, smart metering, point of sale, retail, banking, mobile health monitoring, smart buildings and security.

According to an article published on GoingM2M.com on July 22, 2011, titled “Verizon and AT&T Realize Greater Future in M2M,” the mobile carriers managed to add 3.4 million new subscribers in the second quarter of 2011. Of Verizon’s new adds, 40% came from wholesale and other devices with the majority coming from M2M connections. AT&T reported a similar ratio, noting that 30% of its newly connected devices came from new M2M connections.

Secondary Target Markets

Distilling customer needs to discrete services allows us to target and expand high value opportunities and generate critical need niches in vertical market sectors. Combining these niches into a consolidated service, offering a single point customer interface, is expected to give the Company key competitive differentiation in the marketplace.

Restaurant and Retail Chains – DiMi can provide owners and managers of restaurants and retail businesses the ability to monitor and control multiple locations remotely from any web-enabled computer or mobile device. We can provide the interface that gives users real-time insight and control of critical systems within their establishments that enable them to reduce costs, manage more efficiently and increase their return on investment. As long as there is Internet access, users can monitor and manage all of their properties – whether at home, walking down the street or traveling out of the country.

Specific to restaurants, DiMi provides the ability to monitor the humidity and temperature of walk-in environments, such as freezers, wine cellars and refrigeration units, helping to ensure that meats age properly, cellaring of wines is maintained and cheese or other perishables are well stored. When a power failure or surge occurs, immediate alerts are sent to a manager or owner’s handheld device, enabling quicker response times and reducing the loss of inventory from food spoilage or wine cellar temperature fluctuation.

Weather extremes may also trigger instability in a restaurant environment. DiMi helps by providing the ability to remotely monitor temperatures through one or many restaurants and signal any deviation from normal.

Schools, Colleges and Universities – With DiMi, educational facilities can experience the peace of mind that comes with being able to monitor points of entry as well as restricted areas on-site or remotely from any web-enabled computer or mobile device.

Our solution helps to protect sensitive documents, dormitories and classrooms housing expensive assets, such as computer centers, biotech labs, movie production and digital publishing facilities. Moreover, through use of DiMi’s auditing capabilities, school building managers can mitigate losses due to theft and receive immediate, real-time feedback in emergency situations, including security breaches, fire, smoke, gas leaks, and CO and CO2 alerts, among other potential crises.

Healthcare Facilities – In addition to benefiting from the same remote monitor and control capabilities afforded all sectors involving the management of building systems, healthcare facilities can leverage DiMi M2M communications solutions in highly innovative ways to enhance resident patient care.

For instance, DiMi can provide care facilities with an ability to prevent scalding due to inconsistencies in tap water temperature. The risk is increased where the resident population may be elderly and prone to sensory loss and because nerve reaction times are reduced; thus the intuitive reaction to pull away from the scalding hot water is not sufficient to avoid potentially severe skin burns.

Another potential application is home monitoring of patients suffering from chronic diseases and conditions, such as congestive heart failure, hypertension, diabetes, asthma and obesity. Hospitals, clinics and physician practices can utilize DiMi to establish an additional communication channel with their patients, removing geographic barriers and enhancing the quality of care.

Connecting with Telehealth devices used in the home and accessed via any web-enabled computer or wireless device, DiMi’s powerful interface can give medical staff the ability to monitor and quickly assess – in real-time – an at-home patient’s oxygen levels, pulse, blood pressure and other vital statistics, potentially reducing hospitalization rates, improving treatment plans and decreasing emergency room visits. Moreover, DiMi’s data management module captures important patient data for medical records, which can help reduce costs related to paperwork and prevent costly mistakes that could lead to malpractice claims.

Industrial Complexes – DiMi’s cloud-based M2M communications platform supports a vast array of possibilities to employ innovative tracking, sensing, monitoring, alerting and reporting equipment to remotely monitor and manipulate industrial control systems. Integrating with existing or new backend systems, DiMi can serve as the command and control interface for a vast number of industrial M2M applications in sectors that range from oil and gas, water treatment and waste management to manufacturing, green power generation and utilities.

One possible DiMi application is managing an industrial complex’s consumption of energy by reducing or shifting electricity use to improve electric grid reliability, manage electricity costs, and encourage load shifting or load shedding during times when the electric grid is near capacity. Another would be real-time remote monitoring and control of automated irrigation systems for a commercial farming enterprise or monitoring and detecting tank leaks at oil refineries.

Because DiMi is hardware-agnostic and readily customized to address the demands of any industrial sector, we believe that the DiMi interface can be leveraged and applied to protect a vast array of fixed and mobile assets deemed valuable and mission-critical.

Logistics/Fleet Management - Powered by DiMi, DiMi Telematics provides the commercial transport industry with a cost effective method of monitoring in real-time all aspects of fleet operations, including driver and vehicle performance, geo-tracking, safety, compliance and efficiency. The resulting benefits range from the successful streamlining of routes and schedules to save money in fuel consumption and personnel costs, to mitigating risk and lowering insurance costs.

U.S. legislation (Food Safety Act 1990, Quick Frozen Foodstuffs Regs 1995 and the Temperature Control Regs 1995) mandates that mobile transporters of chilled food products closely monitor the temperature of goods in transit to protect from spoilage. Working in concert with automated, wireless temperature monitoring devices, DiMi is able to transmit alerts directly to fleet managers and/or refrigerated truck drivers when load temperatures approach predefined levels requiring immediate attention.

Competition

Given the positive outlook for the M2M industry and our targeted market segments, we must contend with the reality that we are selling our solutions in intensely competitive markets. Some of our competitors have significantly greater financial, technical, sales and marketing resources than we do. As the markets for our software products and hosting services continue to develop, additional companies, including those with significant market presence in the wireless industry, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition may become a more significant competitive factor in the future.

Several businesses that share the M2M space can be viewed as competitors, such as M2M application service providers, Mobile Virtual Network Operators, system integrators and wireless operators/carriers that offer a variety of the components and services required for the delivery of complete M2M solutions.

We believe we have a competitive advantage and are uniquely positioned as an M2M solution-centric business since our M2M communications platform is hardware-agnostic, and our hosting environment is in the cloud – this gives us the ability to help businesses lower their IT infrastructure costs and management requirements while improving performance, scalability and flexibility.

We have also taken – and will continue to take – the necessary steps to secure the proprietary aspects of our applications through patent filings in the U.S. and in key international markets. Moreover, we intend to remain focused on proactively developing best-of-breed Internet-enabled M2M solutions that are designed to effectively meet the evolving needs of our primary target market, namely web-based remote asset tracking, management and control with applications in the commercial, industrial, educational, government and military sectors.

The markets for our M2M communications solutions will remain characterized by rapid technological change and evolving industry standards. Nonetheless, the principal competitive factors in these markets will continue to be product performance, ease of use, reliability, price, breadth of solution offerings, sales and distribution capability, technical support and service, customer relations, and general industry and economic conditions.

We believe that our consultative approach to enabling hosted M2M technologies for our clients – as well as the attention we give to their specific needs, requirements and circumstances – are critical competitive differentiators that we are dedicated to preserving and nurturing as we grow. Moreover, prudent and timely integration of new and emerging digital and web technologies into our M2M communications platform will remain an underpinning mission for DTI if we are to earn and maintain distinction as a recognized industry leader.

Among the public companies with which we may compete are: Digi International, Inc. (Nasdaq: DGII); EnerNOC, Inc. (Nasdaq: ENOC); Evolving Systems, Inc. (Nasdaq: EVOL); Gemalto, NV (OTC QB: GTOFF); Numerex Corp. (Nasdaq: NMRX); RF Monolithics, Inc. (Nasdaq: RFMI); Telular Corporation (Nasdaq: WRLS); and Trimble Navigation Ltd. (Nasdaq: TRMB). Many of these competitors have greater name recognition as well as fiscal and other resources than we have.  We may never become a competitive influence in the marketplace.

Plan of Operations

DiMi Telematics, Inc. is headquartered in New York City and organized under the laws of Nevada. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, once commercial roll-out of DiMi takes place, our Company’s operating activities will be centralized in three core areas:

●            Sales and Marketing, which will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface.

Our initial sales and marketing team will be comprised of our current management staff, and supplemented by the hiring of dedicated sales professionals as the Company matures. However, we intend to immediately begin building out its global distribution network through reseller and strategic marketing agreements with qualified third party sources. To support and nurture strong relationships with our future sales and marketing partners, we expect to provide co-marketing, trade show support, product training and DiMi demo units, while also actively engaging in industry awareness and lead generation programs.

Once a new client’s core M2M business needs have been confirmed, our Solutions Team will closely collaborate with the client to design the organizational and process modifications required to ensure a successful DiMi launch, offering full service project definition, management, user interface customization, implementation services and ongoing quality assurance and testing.

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving the following: direct sales (Solutions Team); channel sales (via leading Value-Added Resellers (“VARs”) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets); and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (“OEMs”) and large cellular carriers and dealers.

●           Operations, which will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations; 24/7 client service/help desk; professional services and installation support; and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platforms.

Our DiMi solution is currently being used to actively monitor property management systems in numerous high-rise commercial and residential buildings in New York City – all beta sites owned and managed by the FATA Organization. These sites have served to successfully prove out the DiMi software technology and hosting platform and will provide the Company’s sales and marketing team with the capability to provide live demonstrations of the DiMi platform.

After our Solutions Team works in close collaboration with our customers throughout their respective DiMi implementation projects, our Account Service Representatives will assume responsibility for ongoing technical and administrative support following DiMi’s deployment. In addition, our customers will have access to a dedicated team of customer service and technical specialists who can be reached after hours and on weekends through a telephone helpdesk and an online technical support center.

●           Product Development, which will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis. We anticipate that the creative formulation of enhancements and new product conceptualization will be performed in-house by our officers and directors. Thereafter, we intend to outsource software enhancement and product development to outside third parties.

Currently, the Company, in collaboration with its outsource software development team, is engaged in developing the next generation of its M2M communications platform: DiMi 4.0. is being designed to provide for a number of technological enhancements and new user benefits being built into the system, including Voice Over Internet Protocol. Based on current development timelines, DiMi 4.0 should be finalized and ready for commercial launch on or before the end of the third quarter of 2013.

At that time, the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

Intellectual Property

Our M2M communications solutions rely on and benefit from our portfolio of intellectual property, including pending patents, trademarks, trade secrets and domain names.

Patent Applications:

1.	U.S. Patent Application No. 12/798,923
● Filed April 13, 2010 ● Title: Monitoring and Control Systems and Methods ● Jurisdiction: U.S. Patent and Trademark Office

2.	International Application Serial No. PCT/US2010/030882

● Title: Monitoring and Control Systems and Methods

3.	Taiwan Patent Application Serial No. 99111633

● Title: Monitoring and Control Systems and Methods

U.S. Trademark Applications

1.           Greenfreak Serial No.: 77724645

2.           Domain Names

http://www.dimispeaks.com
http://www.greenfreak.com
http://www.controlfreak.org
http://www.theicontrol.us
http://www.icontrol.mobi
http://www.icontrolmultiple.com
http://www.icontrolnow.com
http://www.icontrolonline.com
http://www.greened.biz
http://www.greenfreak.biz
http://www.green-freak.com
http://www.green-freak.info
http://www.green-freak.me
http://www.green-freak.mobi
http://www.green-freak.org
http://www.greened.ws
http://www.greenfreak.info
http://www.greenfreak.me
http://www.greenfreak.mobi
http://www.greenfreak.ws
http://www.greened.net
http://www.askdimi.net
http://www.askdimi.org
http://www.askdimi.info
http://www.askdimi.biz

http://www.askdimi.us
http://www.cntrlfreaks.biz
http://www.cntrlfreaks.us
http://www.cntrlfreaks.com
http://www.cntrlfreaks.info
http://www.cntrlfreaks.net
http://www.cntrlfreaks.org
http://www.greenfreak.us
http://www.greenfreak.com
http://www.Precisionloc8.com
http://www.Precisionloc8.net
http://www.Precisionlok8.com
http://www.Precisionlok8.net
http://www.Precisionlocate.com
http://www.Precisionlocate.net
http://www.DiMiTelematics.com
http://www.DiMiTelematics.net
http://www.DiMiTM.com
http://www.DiMiTM.net
http://www.DiMi-tm.com
http://www.DiMi-tm.net
http://www.DiMi-m2m.com
http://www. DiMi -m2m.net
http://www. DiMi m2m.com
http://www. DiMi m2m.net

History

History of DTI
DTI was formed as a Nevada corporation on January 28, 2011 under the name Medepet, Inc. On or about May 23, 2011, DTI increased the number of shares it was authorized to issue from 100,000,000 shares, par value $.0001 per share, to 200,000,000 shares of common stock, par value $.0001 per share. On June 30, 2011, Medepet, Inc. changed its name to Precision Loc8, Inc.; on July 28, 2011, Precision Loc8, Inc. changed its name Precision Telematics, Inc.; and on August 10, 2011, Precision Telematics changed its name to DiMi Telematics, Inc.

On or about July 31, 2011, DTI entered into an Asset Purchase Agreement with Roberto Fata pursuant to which Mr. Fata sold and DTI purchased, the technology encompassing DiMi, including certain specified assets used in the remote monitoring and control of building management systems through unique software interface. See “Certain Relationships and Related Transactions.”

History of DTII
DTII was originally formed as Cine-Source Entertainment, Inc. (“Old Corporation”), a Colorado corporation, on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation.  On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. Thereafter, on April 27, 2004, the name of the Surviving Corporation was changed to First Quantum Ventures, Inc. On April 13, 2006, the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation, under the name First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation into First Quantum Ventures, Inc.  On November 10, 2011, DTII acquired DTI in a “reverse merger” as discussed elsewhere in this Annual Report on Form 10-K.

Fiscal Year End

Following the closing of the Share Exchange Agreement pursuant to which DTII acquired DTI, DTII changed its fiscal year end to August 31, so as to correspond to the fiscal year end of DTI.

Employees

As of November 15, 2012, other than our officers and directors, we had no full time or part time employees.

Properties

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated with the Company’s Prospective Business and Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At August 31, 2012, we had working capital of approximately $725,591. We will require significant cash during fiscal 2013, in order to grow our business, including to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions or for any other purpose. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

The Company’s officers and directors may have conflicts of interest and do not devote their full time to the Company’s operations.

The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company’s officers do not devote their full time to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when, if ever, the Company will be financially able to engage its officers on a full time basis.

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors intends to adopt a Code of Ethics, we have not yet done so nor have we adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000 shares of preferred stock are issued and outstanding as of August 31, 2012. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock” rules. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who trade in the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock.” For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a trade. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling the Company’s common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Although the Company’s common stock is listed for trading on the Over-the-Counter Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for shares of companies quoted on national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to, among other reasons, limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s current executive offices are 290 Lenox Ave, New York City, New York, 10027,  the property consist of 500 square feet of finished office space.  We currently have a three-year lease through August 31, 2014.  We believe that the current office space is adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our shares of common stock are eligible for quotation on the OTC QB under the symbol “DIMI”. However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC QB since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low
First Quarter	$0.0025	$0.0025
Second Quarter	$0.0025	$0.0025
Third Quarter	$0.0025	$0.0025
Fourth Quarter	$0.0025	$0.0025

Year 2012	High	Low
First Quarter	$0.2775	$0.0025
Second Quarter	$0.6875	$0.2775
Third Quarter	$1.35	$0.50
Fourth Quarter	$1.92	$0.032

Year 2013	High	Low
First Quarter	0.044	0.018

On November 27, 2012, the closing price of our common stock as reported on the OTC QB was $0.0182 per share.

Holders. As of August 31, 2012, there were approximately thirty-five (35) holders of record of our common stock, which excludes those shareholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2012. We have not authorized any such plan for the fiscal year ended August 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2012, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

 Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII.

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DTI and the holders of all of the issued and outstanding capital stock of DTI (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged 87,450,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represented 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became DTII’s wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Share Exchange qualified as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”), and under the applicable securities laws of each jurisdiction where any of the stockholders reside.

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current shareholders whereby the Company issued an additional 101,879,232 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 213,858,464 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

 The Company designs, develops and distributes Machine-to-Machine (“M2M”) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, DTI is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

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

The primary building blocks of M2M technology on which the Company has focused its development activities have been and will remain:

●	Building an expert knowledge base of existing and emerging electronics/technologies that enable geo-location, remote monitoring and control, auto-diagnostics and object identification;

●	Engagement of a cloud computing platform that enables ubiquitous, scalable and on-demand network access;

●
Development of proprietary software that controls two-way communication events, acts on predefined rules and delivers users a customized web interface that is accessible 24/7 from any web-enabled computer or device anywhere on Earth; and

●	Information systems that enable users to process management solutions that allow for exploiting the information gathered for intelligent decision-making purposes and enhanced situational awareness.

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

Employees

As of August 31, 2012, other than its officers and directors, the Company employed no full time and no part time employees.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012, we had cash and cash equivalents of $733,123 and a net working capital of $725,591.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $391,682 and had an accumulated deficit of $615,768.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because our company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DiMi Telematics, Inc.

We have audited the accompanying consolidated balance sheets of DiMi Telematics, Inc. (Formerly First Quantim Ventures, Inc.) (A Development Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2012, for the periods from January 28, 2011 (Inception) through August 31, 2011 and from January 28, 2011 (Inception) through August 31, 2012. DiMi Telematics, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiMi Telematics, Inc. as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2012, for the periods from January 28, 2011 (Inception) through August 31, 2011 and from January 28, 2011 (Inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming DiMi Telematics, Inc. will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has reported a net loss since inception and will need to secure new financing or additional capital in order to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 1. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
November 29, 2012

Dimi Telematics International, Inc. (Formerly First Quantum Ventures, Inc.) (A Development Stage Company) Consolidated Balance Sheet

	August 31	August 31
Assets	2012	2011
Current assets
Cash	$733,123	$117,382
Prepaid expense	9,000	-
Total current assets	742,123	117,382

Deposit on iPhone applications	11,000
Intellectual property, net	1,840	1,971
Total assets	754,963	$119,353

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$16,532	$29,249
Total current liabilities	16,532	29,249

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares. 1,000 and 0 shares issued and outstanding August 31, 2012
and August 31, 2011, respectively	1	-
Common stock, $0.001 par value: 500,000,000 authorized;
327,716,928 and 344,400,000 shares issued and
outstanding on August 31, 2012 and August 31, 2011, respectively	327,717	344,400
Additional paid in capital	1,026,481	(30,210)
Accumulated deficit	(615,768)	(224,086)
Total stockholders' equity	738,431	90,104
Total liability and stockholders' equity	$754,963	$119,353

The accompanying notes are an integral part of these  consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantim Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

		From	From
		Inception	Inception
		January 28,	January 28,
		2011	2011
	For the Year	through	through
	Ended August 31,	August 31,	August 31,
	2012	2011	2012
Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	391,551	224,086	615,637
Amortization expense	131	-	131
Total operating expenses	391,682	224,086	615,768

Loss before income tax	(391,682)	(224,086)	(615,768)
Provision for income tax	-	-	-
Net Loss	$(391,682)	$(224,086)	$(615,768)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	382,307,654	89,759,740
basic and diluted

The accompanying notes are an integral part of these  consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From Inception January 28, 2011 through August 31, 2012

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Deficit	Total
Beginning Balance	-	$-	-	$-	$-	$-	$-
							-
Shares sold	-	-	296,400,000	296,400	15,600	-	312,000
							-
Shares issued for Asset							-
Purchase Agreement	-	-	48,000,000	48,000	(46,000)	-	2,000

Warrants issued for Asset
Purchase Agreement	-	-	-	-	190	-	190

Net loss	-	-	-	-	-	(224,086)	(224,086)
Ending Balance August 31, 2011	$-	$-	$344,400,000	$344,400	$(30,210)	$(224,086)	$90,104

Shares sold	-	-	25,600,000	25,600	1,014,400	-	1,040,000

Acquisition of DiMi	-	-	57,716,928	57,717	(57,717)	-	-

Common stock exchanged for
1,000 shares preferred stock	1,000	1	(100,000,000)	(100,000)	99,999	-	-

Warrant expense	-	-	-	-	9	-	9

Net loss	-	-	-	-	-	(391,682)	(391,682)
Ending Balance August 31, 2012	1,000	$1	327,716,928	$327,717	$1,026,481	$(615,768)	$738,431

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventres, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

		From	From
		Inception	Inception
		January 28,	January 28,
	For the Year	2011	2011
	Ended	through	through
	August 31,	August 31,	August 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(391,682)	$(224,086)	$(615,768)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	131	219	350
Warrant expense	9	-	9
Changes in operating assets and liabilities
Prepaid expense	(9,000)	-	(9,000)
Accounts payable	(12,717)	29,249	16,532
Net Cash used in operating activities	(413,259)	(194,618)	(607,877)

Cash flows from invesing activities
Deposit on iPhone applications	(11,000)	-	(11,000)
Net cash used in investing activities	(11,000)	-	(11,000)

Cash flow from financing activities
Proceeds from common stock sale	1,040,000	312,000	1,352,000
Net cash provided by financing activities	1,040,000	312,000	1,352,000
Net increase in cash and cash equivalents	615,741	117,382	733,123
Cash and cash equivalents at beginning of period	117,382	-	-
Cash and cash equivalents at end of period	$733,123	$117,382	$733,123
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$1,971	$1,971
Common stock exchanged
for 1,000 preferred stock	$100,000	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of DiMi Telematics International, Inc. (formerly First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), and its wholly owned subsidiary, DiMi Telematics, Inc. (“DTI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its shareholders. Pursuant to the agreement, the Company issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company has accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the Share Exchange was accounted for as a reverse acquisition, i.e., the Company was considered the acquired company and DTI was considered the acquiring company. As a result, the Company’s assets and liabilities were incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing.

The Company has retroactively reflected the acquisition of DTI’s common stock in a ratio consistent with the Share Exchange.

On March 15, 2012, First Quantum Ventures, Inc., changed its name to DiMi Telematics International, Inc.

Nature of Business Operations

DTI is a development stage company formed on January 28, 2011 as Medepet Inc., a Nevada corporation.  During the first year of operations DTI redefined its business purpose and operation.  On June 20, 2011, DTI changed its name from Medepet Inc. to Precision Loc8.  On July 28, 2011, DTI changed its name from Precision Loc8 to Precision Telematics Inc. On August 9, 2011, DTI changed its name to DiMi Telematics Inc.

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

DTI is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise.  Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, our operating activities are centralized in three core areas:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $391,682 for the year ended August 31, 2012 and had an accumulated deficit of $615,768 as of August 31, 2012.  The Company had net working capital of $725,591 as of August 31, 2012.

Our flagship M2M solution is “DiMi,” a proprietary, patent-pending, business intelligence and two-way communications platform that captures and seamlessly integrates real-time data from networked tracking, monitoring, alarm and alert systems, sensors and devices; and, in turn, centralizes this data onto an online command and control dashboard that is accessible 24/7 by a designated user or community of designated users through the secure DiMi Internet portal, found at www.dimispeaks.com.

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

Our DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to successfully prove out the DiMi technology and M2M communications platform.  Moving forward, we intend to concentrate our DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

Once a new client’s core M2M business needs have been confirmed, we will closely collaborate with the client to design the organizational and process modifications required to ensure a successful DiMi launch, offering full service project definition, management, user interface customization, implementation services and ongoing quality assurance and testing.

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

Intellectual Property

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

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. ASU 2011-10 did not materially impact our consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The adoption of Update No. 2011-05 did not have a material impact on our consolidated financial statements.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended August 31, 2012.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	August 31, 2012	August 31, 2011
Intellectual property	$2,190	$2,190
Less: amortization	350	219
Net intellectual property	$1,840	$1,971

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the year ended August 31, 2012 and 2011 amounted to $131 and $219, respectively.

3. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Preferred Stock with a par value of $0.001.

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

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its shareholders. Pursuant to the agreement, the Company issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

During the second quarter of its current fiscal year the Company sold stocks and warrants in the amount of $815,000.  The stocks and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 20,200,000 shares of common stock and 16,300,000 warrants for the sale.

On June 14, 2012 the Company entered into an exchange agreement with a major shareholder pursuant to which the Company issued 1,000 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) in exchange for the surrender and cancellation of 100,000,000 shares of common stock held by the shareholder.  All, and not less than all, shares of Preferred Stock shall, provided that the Corporation shall have reported earnings per share of less than $0.01 in its Annual Report for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate stated value of all shares of Preferred Stock being converted by the conversion price of $0.001 per share.  Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms shall be canceled and shall not be reissued.  If the Company shall have reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock shall immediately be redeemed by the Company without any consideration payable to the shareholder.

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Beginning balance January 28, 2011	-	$-
Granted	12,000,000	0.17

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2011	12,000,000	0.17
Granted	675,000	0.17
Exercised	-	-
Canceled or expired	-	-
Outstanding at August 31, 2012	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.25	$0.17	12,000,000	3.25
0.17	675,000	3.5	0.17	675,000	3.5
	12,675,000	3.28	$0.17	12,675,000	3.28

4. RELATED PARTY TRANSACTIONS

None

5. COMMITMENTS AND CONTINGENCIES

As of August 31, 2012 there were no continuing commitments and contingencies.

 6.  ACQUISITION OF DIMI TELEMATICS, INC.

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its shareholders. Pursuant to the agreement, the Company issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company has accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the Share Exchange was accounted for as a reverse acquisition, i.e., the Company was considered the acquired company and DTI was considered the acquiring company. As a result, the Company’s assets and liabilities were incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results will not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing.

In connection with the Share Exchange, the outstanding balance on the line of credit and related accrued interest owed by First Quantum Ventures was forgiven. Accordingly, the net assets of the Company was $0.00 on November 10, 2011.

The following table presents the estimated unaudited pro forma consolidated results as if the business combination occurred as of the beginning of the period.

	For the year ended August 31, 2012	From Inception to August 31, 2012
Revenues	$-	$-
Selling, general and administrative expenses	391,551	615,637
Other expenses	131	131
Net loss	$391,682	$615,768

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Report on Internal Control Over Financial Reporting

(a)           Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2012.

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

It should be noted that the Company’s management does not expect that the Company’s internal control over financial reporting will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

As of August 31, 2012, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of August 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

In connection with the Share Exchange, we have appointed the following individuals to serve as our executive officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

Barry Tenzer, age 79, served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Mr. Tenzer founded, managed and served as a board member of numerous private and public companies operating in a broad range of industries, including real estate, property management, construction, legal services, commercial packaging, cemetery, auto sales and chartered aviation services. From 1968 to 1981, he was General Partner of 527 Madison Avenue Company NY, LP, and No. 34th St. Company, L.P., and Limited Partner in approximately 20 real estate investments. From 1976 to 2003, Mr. Tenzer was the CEO of HIG Corporation, which owned and operated six cemeteries in Maryland, Virginia and Florida. From 1997 to 2003, Mr. Tenzer also founded and served as President and CEO of Motorcars Auto Group, Inc., a company engaged in the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Mr. Tenzer currently serves as General Partner of Northerly Company, a real estate partnership. Mr. Tenzer graduated from Cornell University, where he was awarded his BA degree, in 1953, and from NYU Law School, where he earned his LLB, in 1956. Mr. Tenzer was admitted to the New York Bar in 1957 and practiced law in private practice until 1961.

Roberto Fata, age 43, served as Executive Vice President – Business Development and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Since 1991, Mr. Fata has been employed by the FATA Organization, a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years. As the firm’s President and Managing Director, he has played a leadership role in the revitalization of Harlem, one of Manhattan’s most famous neighborhoods. He currently serves on the Board of Directors for both the Greater Harlem Board of Realtors and the 125th Street Business Improvement District. In 2006, Mr. Fata founded DiMi PA, Inc. to commercialize DiMiSpeaks, a facility management software and hosting solution that he developed to better manage the many building operating systems that support all of the FATA Organization’s real estate properties. In 2010, Mr. Fata sold the assets of DiMi PA to DiMi Telematics and he now serves as Executive Vice President of Business Development and a Director.

Terms of Office
Our directors are appointed for one-year terms to hold office until the next annual meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until they resign or are removed by our board of directors.

Director Qualifications
The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collectively skills and experience of our Board members are well suited to guide us as we make the transition from a company with limited operations to a company which seeks to expand through acquisitions.

Barry Tenzer’s extensive involvement in real estate ventures, and managerial experience in operating and advising a wide range of public and private companies, offers us valuable insight into company operations and management.

Roberto Fata has been employed by the FATA Organization, a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years, for approximately 20 years. Mr. Fata’s experience in the real estate business and his role in the development of the Company’s proprietary software, make him a critical resource in our quest to commercialize our DiMi Solution.

Committees of our Board of Directors
We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. The functions of those committees are currently undertaken by Board of Directors as a whole. Because we have only two directors, neither of which is independent, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance, particularly under circumstances where a substantial majority of our outstanding shares are controlled by one individual (who has approved the appointment of our directors) and at a time when our resources do not permit us to obtain officers’ and directors’ liability insurance.

Stockholder Nominees for Directors
We do not yet have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not yet adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size, early stage of development and lack of officers’ and directors’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Audit Committee Financial Expert

Barry Tenzer, our President, Chief Executive Officer, Chief Operating Officer and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or, in the absence of an audit committee, of the Board of Directors who:

●	understands generally U.S. GAAP and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Code of Ethics

A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting of any violation of the code, and
●	accountability for adherence to the Code of Ethics.

We have not yet adopted a Code of Ethics but expect to consider and approve a Code of Ethics in the near term.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
The following table summarizes all compensation recorded by us in 2012 and 2011 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at August 31, 2012 The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Godfrey, Former CEO, President and CFO (1)	2012 2011	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Barry Tenzer, CEO, CFO, President, Secretary (2)	2012 2011	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

(1) Mr. Godfrey resigned his positions with the Company on November 10, 2011 at the closing of our acquisition of DTI.

(2) Mr. Tenzer became our Chief Executive Officer, President and Secretary on November 10, 2011 at the closing of our acquisition of DTI.

Officer Compensation Arrangements

None of our executive officers is presently compensated for his services as such and we are not a party to any written or verbal agreements with any of our executive officers relating to the payment of compensation or other remuneration.  Time provided by all officers was not significant for the year ended August 31, 2012 or for the period from January 28, 2011 through August 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

We have not established standard compensation arrangements for our directors and do not have any agreements or understandings to compensate directors for their services as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of August 31, 2012, and following our acquisition of DTI, we had 327,716,928 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
●	each director;
●	each named executive officer; and
●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of DTII at 290 Lenox Avenue, New York, NY 10027. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Roberto Fata	96,000,000	(1)	25.55%
Barry Tenzer	43,200,000		13.18%
Officers and Directors as a group (2 persons)	139,200,000	(1)	37.05%
Lyle Hauser (2)	143,840,000		43.89%
———————
(1) Consists of 48,000,000 outstanding shares and 48,000,000 shares issuable upon exercise of currently outstanding warrants exercisable until August 31, 2015 at $.17 per share.

(2) Mr. Hauser’s address is 1000 Quayside Terrace, Suite 1810, Miami, FL 33138.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the two preceding fiscal years, we did not enter into any transaction, nor is any transaction currently proposed, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

On or about July 31, 2011, DTI entered into an Asset Purchase Agreement with Roberto Fata pursuant to which Mr. Fata sold to DTI, and DTI purchased from Mr. Fata, certain specified assets used in the remote monitoring and control of building management systems through unique software interface. The assets included without limitation, the DiMi M2M solution and related intellectual property. No liabilities of Mr. Fata were assumed in connection with the transaction. The purchase price of the assets consisted of 18,000,000 million shares of DTI common stock and four-year warrants to purchase an additional 18,000,000 shares of DTI at an exercise price of $.10 per share. The 18,000,000 shares and 18,000,000 warrants issued to Mr. Fata were exchanged for 10,800,000 shares of our common stock and warrants to purchase 10,800,000 shares of our common stock (exercisable at $.10 per share until July 31, 2015) at the closing of the Share Exchange Agreement.

By addendum to the Asset Purchase Agreement, Mr. Fata agreed to provide DTI with approximately 500 square feet of office space in facilities controlled by Mr. Fata located at 290 Lenox Avenue, New York, New York 10027 for a period of three years expiring August 31, 2014. As consideration therefor, DTI issued to Mr. Fata 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock of DTI, exercisable at $.10 per share. The 2,000,000 shares and 2,000,000 warrants issued to Mr. Fata were exchanged for 1,200,000 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock (exercisable at $.1667 per share until August 31, 2015) at the closing of the Share Exchange Agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2012	$13,000	none	none	none
2011	$8,000	none	none	none

We have no formal audit committee. However, our entire Board of Directors (the “Board”) is our de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended August 31, 2012 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

November 29, 2012	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	November 29, 2012
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	November 29, 2012
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director