Form 10-Q
period 2012-11-30
DiMi Telematics International, Inc.
filed 2013-01-14
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

As of January 8, 2013, there were 327,716,928 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2012 as filed with the SEC on November 29, 2012. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2012 and November 30, 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheet

	November 30
	2012	August 31
Assets	(unaudited)	2012
Current assets
Cash	$571,490	$733,123
Prepaid expense	9,000	9,000
Total current assets	580,490	742,123

iPhone applications, net	10,083	11,000
DiMi Platform	62,500	-
Intellectual property, net	1,807	1,840
Total assets	654,880	$754,963

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$14,370	$16,532
Total current liabilities	14,370	16,532

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares. 1,000 and 0 shares issued and outstanding November 30, 2012
and August 31, 2012, respectively	1	1
Common stock, $.001 par value: 500,000,000 authorized;
327,716,928 and 327,716,928 shares issued and
outstanding on November 30, 2012 and August 31, 2012, respectively	327,717	327,717
Additional paid in capital	1,026,481	1,026,481
Accumulated deficit	(713,689)	(615,768)
Total stockholders' equity	640,510	738,431
Total liability and stockholders' equity	$654,880	$754,963

The accompanying notes are an integral part of these condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantim Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

			From
			Inception
	For the	For the	January 28,
	three months	three months	2011
	ended	ended	through
	November 30,	November 30,	November 30,
	2012	2011	2012
Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	96,971	57,977	712,608
Amortization expense	950	33	1,081
Total operating expenses	97,921	58,010	713,689

Loss before income tax	(97,921)	(58,010)	(713,689)
Provision for income tax	-	-	-
Net Loss	$(97,921)	$(58,010)	$(713,689)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	327,716,928	90,411,496
Basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			From
			Inception
	For the	For the	January 28,
	Three Months	Three Months	2011
	ended	ended	through
	November 30,	November 30,	November 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(97,921)	$(58,010)	$(713,689)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	950	33	1,300
Warrant expense	-	9	9
Changes in operating assets and liabilities
Prepaid expense		-	(9,000)
Accounts payable	(2,162)	(21,751)	14,370
Net Cash used in operating activities	(99,133)	(79,719)	(707,010)

Cash flows from invesing activities
DiMi platform	(62,500)	-	(62,500)
iPhone applications	-	-	(11,000)
Net cash used in investing activities	(62,500)	-	(73,500)

Cash flow from financing activities
Proceeds from common stock sale	-	225,000	1,352,000
Net cash provided by financing activities	-	225,000	1,352,000
Net increase(decrease) in cash and cash equivalents	(161,633)	145,281	571,490
Cash and cash equivalents at beginning of period	733,123	117,382	-
Cash and cash equivalents at end of period	$571,490	$262,663	$571,490
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International Inc. formerly (First Quantum Ventures, Inc.), a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2012, and the results of operations and cash flows for the three months ended November 30, 2012 and 2011. The results of operations for the three ended November 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

On October 28, 2011 the Company entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, the Companyissued 87,450,000 shares of common stock pre split in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc. (“DTI”), the Companyreceived 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DiMi Telematics Inc. and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $97,921 for the three months ended November 30, 2012 and had an accumulated deficit of $713,689 as of November 30, 2012.  The Company has net working capital of $566,120 as of November 30, 2012.

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

iPhone Application

The iPhone application is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3.

DiMi Platform.

The DiMi Platform is stated at cost. Anticipated completion is December 2013. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years

Intellectual Properly

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

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended November 30, 2012.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	November 30, 2012	August 31, 2011
Intellectual property	$2,190	$2,190
Less: amortization	383	219
Net intellectual property	$1,807	$1,971

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended November 30, 2012 and 2011amounted to $33 and $33, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

November 30, 2012
Intellectual property	$11,000
Less: amortization	917
Net intellectual property	$10,083

Amortization expense for the I phone application for the three months ended November 30, 2012 and 2011 amounted to $917 and $0, respectively.

4. DiMi PLATFORM

The company has contracted for the development of softwareto develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by year end 2013.  A total of $62,500 has been paid to begin development.

5. EQUITY

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

During the period ended August 31, 2011 the company issued 296,400,000 shares of common stock through stock purchase agreements in the amount of $312,000.

On July 29, 2011 the company issued 48,000,000 shares of common stock and 48,000,000 warrants for the purchase of common stock pursuant to an Asset Purchase Agreement for the purchase of intellectual property valued at $2,190.

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2011	12,000,000	$0.17
Granted	675,000	0.17

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2012	12,675,000	0.17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at November 30, 2012	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.0	$0.17	12,000,000	3.0
0.17	675,000	3.25	0.17	675,000	3.25
	12,675,000	3.01	$0.17	12,675,000	3.01

6. RELATED PARTY TRANSACTIONS

None

7. COMMITMENTS AND CONTINGENCIES

As of November 30, 2012 there are no continuing commitments and contingencies.

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

Employees

As of November 30, 2012, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012, we had cash of $571,490 and a net working capital of $566,120.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $97,921 for the three months ended November 30, 2012 and had an accumulated deficit of $713,689.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of November 30, 2012.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
None

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.                      MINE SAFETY DISCLOSURES
N/A

ITEM 5.                      OTHER INFORMATION
None

ITEM 6.                      EXHIBITS AND 8K

(a)           Documents furnished as exhibits hereto:

Exhibit No.             Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

January 14, 2013	By:	/s/Barry Tenzer
Barry Tenzer
President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)