Form 10-Q
period 2013-02-28
DiMi Telematics International, Inc.
filed 2013-04-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 10, 2013, there were 327,716,928 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2012 as filed with the SEC on November 29, 2012. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 28, 2013 and February 29, 2012 and the results of its operations and cash flows for the six month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

	February 28
	2013	August 31
Assets	(unaudited)	2012
Current assets
Cash	$529,466	$733,123
Prepaid expense	4,500	9,000
Total current assets	533,966	742,123

DiMi Platform	125,000	-
iPhone applications, net	9,166	11,000
Intellectual property, net	1,774	1,840
Total assets	$669,906	$754,963

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$14,023	$16,532
Total current liabilities	14,023	16,532

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares. 1,000 and 0 shares issued and outstanding
February 28 and August 31, 2012, respectively	1	1
Common stock, $.001 par value: 500,000,000 authorized;
327,716,928 and 327,716,928 shares issued and
outstanding on February 28, 2013 and August 31, 2012, respectively	327,717	327,717
Common stock payable	100,000	-
Additional paid in capital	1,026,481	1,026,481
Accumulated deficit	(798,316)	(615,768)
Total stockholders' equity	655,883	738,431
Total liability and stockholders' equity	$669,906	$754,963

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations
(unaudited)

					From
					Inception
	For the	For the	For the	For the	January 28,
	three months	three months	six months	six months	2011
	ended	ended	ended	ended	through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	83,677	132,118	180,648	190,095	796,285
Amortization expense	950	33	1,900	66	2,031
Total operating expenses	84,627	132,151	182,548	190,161	798,316

Loss before income tax	(84,627)	(132,151)	(182,548)	(190,161)	(798,316)
Provision for income tax	-			-	-
Net Loss	$(84,627)	$(132,151)	$(182,548)	$(190,161)	$(798,316)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	327,716,928	96,177,043	327,716,928	96,177,043

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2013 and 2012

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Beginning Balance	-	$-	344,400,000	$344,400	$(30,210)		$(224,086)	$90,104

Shares sold	-	-	25,600,000	25,600	1,014,400		-	1,040,000

Acquisition of DiMi	-	-	57,716,928	57,717	(57,717)		-	-

Common stock exchanged for
1,000 shares preferred stock	1,000	1	(100,000,000)	(100,000)	99,999		-	-

Warrant expense	-	-	-	-	9		-	9

Net loss	-	-	-	-	-		(391,682)	(391,682)
Ending Balance August 31, 2012	1,000	$1	327,716,928	$327,717	$1,026,481		$(615,768)	$738,431

Common stock						100,000		100,000

Net loss							(182,548)	(182,548)
Ending Balance
February 28, 2013	1,000	$1	327,716,928	$327,717	$1,026,481	$100,000	$(798,316)	$655,883

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventres, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception
	For the	For the	January 28,
	Six Months	Six Months	2011
	ended	ended	through
	February 28	February 28	February 28
	2013	2012	2013
Cash flows from operating activities
Net loss	$(182,548)	$(190,161)	$(798,316)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	1,900	66	2,250
Warrant expense	-	9	9
Changes in operating assets and liabilities
Prepaid expense	4,500	-	(4,500)
Accounts payable	(2,509)	(16,601)	14,023
Net Cash used in operating activities	(178,657)	(206,687)	(786,534)

Cash flows from invesing activities
DiMi platform	(125,000)	-	(125,000)
Intellectual property	-	-
iPhone applications	-	-	(11,000)
Net cash used in investing activities	(125,000)	-	(136,000)

Cash flow from financing activities
Proceeds from common stock sale	100,000	1,040,000	1,452,000
Net cash provided by financing activities	100,000	1,040,000	1,452,000
Net increase in cash and cash equivalents	(203,657)	833,313	529,466
Cash and cash equivalents at beginning of period	733,123	117,382	-
Cash and cash equivalents at end of period	$529,466	$950,695	$529,466
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

DiMi Telematics International, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International Inc. (formerly First Quantum Ventures, Inc.), a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2013, and the results of operations and cash flows for the six months ended February 28, 2013 and February 29, 2012. The results of operations for the six ended February 28, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (the “Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the Share Exchange Agreement, First Quantum Ventures issued 87,450,000 shares of common stock pre split in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc. (“DTI”) and First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DTI became a subsidiary of First Quantum Ventures, Inc.  The Company assumed operation of DiMi Telematics Inc. and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $182,548 for the six months ended February 28, 2013 and had an accumulated deficit of $798,316 as of February 28, 2013.  The Company has net working capital of $519,943 as of February 28, 2013.

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

iPhone Application

The iPhone application is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years.

DiMi Platform.

The DiMi Platform is stated at cost. Anticipated completion is December 2013. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended February 28, 2013.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	February 28, 2013	August 31, 2012
Intellectual property	$2,190	$2,190
Less: amortization	416	350
Net intellectual property	$1,774	$1,840

The company executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended February 28, 2013 and February 29, 2012 amounted to $33 and $33, respectively. Amortization expense for the six months ended February 28, 2013 and February 29, 2012 amounted to $66 and $66, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

February 28, 2013
Intellectual property	$11,000
Less: amortization	1,834
Net intellectual property	$9,166

Amortization expense for the iPhone application for the three months ended February 28, 2013 and 2012 amounted to $917 and $0, respectively.  Amortization expense for the iPhone application for the six months ended February 28, 2013 and 2012 amounted to $1,834 and $0, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by year end 2013.  A total of $125,000 has been paid.

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

On October 28, 2011 First Quantum Ventures entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, First Quantum Ventures issued 87,450,000 shares of common stock (pre split) in exchange for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc (DTI), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation

On June 14, 2012 the Company entered into an exchange agreement with a major shareholder pursuant to which the Company issued 1,000 shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of 100,000,000 shares of common stock held by the shareholder.  All, and not less than all, shares of Preferred Stock shall, provided that the Corporation shall have reported earnings per share of less than $0.01 in its Annual Report for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate Stated Value of all shares of Preferred Stock being converted by the Conversion Price of $0.001 per share.  Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms shall be canceled and shall not be reissued.  If the Company shall have reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock shall immediately be redeemed by the Company without any consideration payable to the shareholder.

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2011	12,000,000	$0.17
Granted	675,000	0.17

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2012	12,675,000	0.17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at February 28, 2013	12,675,000	$0.17

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$0.17	12,000,000	2.75
0.17	675,000	3.0
	12,675,000	2.76

6. RELATED PARTY TRANSACTIONS

None

7. COMMITMENTS AND CONTINGENCIES

As of February 28, 2013 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

On January 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 10,000,000 shares of common stock in the amount of $100,000.

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

The primary building blocks of machine-to-machine (M2M) technology on which the Company has focused its development activities have been and will remain:

●	Building an expert knowledge base of existing and emerging electronics/technologies that enable geo-location, remote monitoring and control, auto-diagnostics and object identification;

●	Engagement of a cloud computing platform that enables ubiquitous, scalable and on-demand network access;

●	Development of proprietary software that controls two-way communication events, acts on predefined rules and delivers users a customized web interface that is accessible 24/7 from any web-enabled computer or device anywhere onEarth; and

●	Information systems that enable users to process management solutions that allow for exploiting the information gathered for intelligent decision-making purposes and enhanced situational awareness.

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

Employees

As of February 28, 2013, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, we had cash of $529,466 and a net working capital of $519,943.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $182,548 for the six months ended February 28, 2013 and had an accumulated deficit of $798,316.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of February 28, 2013.

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

DIMI TELEMATICS INTERNATIONAL, INC.

April 15, 2013	By:	s/ Barry Tenzer
Barry Tenzer
President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)