Form 10-Q/A
period 2013-02-28
DiMi Telematics International, Inc.
filed 2013-04-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-Q for the fiscal period ended February 28, 2013 as filed on April 15, 2013 (the “Original Filing”) solely to correct an inadvertent error where the box indicating that he registrant is shell company was checked.  The registrant is not a shell company.  Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

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