Form 10-Q
period 2013-05-31
DiMi Telematics International, Inc.
filed 2013-07-10
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 8, 2013, there were 327,716,928 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2012 as filed with the SEC on November 29, 2012. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2013 and May 31, 2012 and the results of its operations and cash flows for the nine month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

	May 31
	2013	August 31
Assets	(Unaudited)	2012
Current assets
Cash	$535,101	$733,123
Prepaid expense	13,500	9,000
Total current assets	548,601	742,123

DiMi Platform	187,500	-
iPhone applications, net of amortization of $2,750 and $0	8,250	11,000
Intellectual property, net of amortization of $449 and $350	1,741	1,840
Total assets	$746,092	$754,963

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$2,500	$16,532
Total current liabilities	2,500	16,532

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares. 1,000 and 0 shares issued and outstanding
May 31, 2013 and August 31, 2012, respectively	1	1
Common stock, $.001 par value: 500,000,000 authorized;
327,716,928 and 327,716,928 shares issued and
outstanding on May 31, 2013 and August 31, 2012, respectively	327,717	327,717
Common stock payable	250,000	-
Additional paid in capital	1,026,481	1,026,481
Accumulated deficit	(860,607)	(615,768)
Total stockholders' equity	743,592	738,431
Total liability and stockholders' equity	$746,092	$754,963

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantim Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Inception
	For the	For the	For the	For the	January 28,
	three months	three months	nine months	nine months	2011
	ended	ended	ended	ended	through
	May 31	May 31	May 31	May 31	May 31
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	61,341	58,681	241,990	248,776	855,126
Amortization expense	950	33	2,849	99	2,981
Total operating expenses	62,291	58,714	244,839	248,875	858,107

Loss before income tax	(62,291)	(58,714)	(244,839)	(248,875)	(858,107)
Provision for income tax	-			-	-
Net Loss	$(62,291)	$(58,714)	$(244,839)	$(248,875)	$(858,107)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	344,075,624	395,576,324	334,658,320	416,958,232
basic and diluted

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2013 and 2012

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Beginning Balance	-	$-	344,400,000	$344,400	$(30,210)		$(224,086)	$90,104

Shares sold	-	-	25,600,000	25,600	1,014,400		-	1,040,000

Acquisition of DiMi	-	-	57,716,928	57,717	(57,717)		-	-

Common stock exchanged for
1,000 shares preferred stock	1,000	1	(100,000,000)	(100,000)	99,999		-	-

Warrant expense	-	-	-	-	9		-	9

Net loss	-	-	-	-	-		(391,682)	(391,682)
Ending Balance August 31, 2012	1,000	$1	327,716,928	$327,717	$1,026,481		$(615,768)	$738,431

Common stock						250,000		250,000

Net loss							(244,839)	(244,839)
Ending Balance
May 31, 2013	1,000	$1	327,716,928	$327,717	$1,026,481	$250,000	$(860,607)	$743,592

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
(Formerly First Quantum Ventres, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception
	For the	For the	January 28,
	Nine Months	Nine Months	2011
	ended	ended	through
	May 31	May 31	May 31
	2013	2012	2013
Cash flows from operating activities
Net loss	$(244,839)	$(248,875)	$(858,107)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	2,849	99	3,199
Warrant expense	-	9	9
Changes in operating assets and liabilities
Prepaid expense	(4,500)	-	(13,500)
Accounts payable	(14,032)	(14,476)	-
Net Cash used in operating activities	(260,522)	(263,243)	(868,399)

Cash flows from investing activities
DiMi platform	(187,500)	-	(187,500)
Intellectual property	-	-
iPhone applications	-	(6,000)	(11,000)
Net cash used in investing activities	(187,500)	(6,000)	(198,500)

Cash flow from financing activities
Proceeds from common stock sale	250,000	1,040,000	1,602,000
Net cash provided by financing activities	250,000	1,040,000	1,602,000
Net increase in cash and cash equivalents	(198,022)	770,757	535,101
Cash and cash equivalents at beginning of period	733,123	117,382	-
Cash and cash equivalents at end of period	$535,101	$888,139	$535,101
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

DiMi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly First Quantum Ventures, Inc.), a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2013, and the results of operations and cash flows for the nine months ended May 31, 2013 and 2012. The results of operations for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

On October 28, 2011 First Quantum Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with DiMi Telematics, Inc. shareholders. Pursuant to the Exchange Agreement, First Quantum Ventures issued 87,450,000 shares of common stock (pre-split) in exchange (the “Share Exchange”) for all outstanding shares and warrants to purchase common shares of DiMi Telematics, Inc. (“DTI”), First Quantum Ventures, Inc received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  As a result of the Share Exchange Agreement, DTI will become a subsidiary of First Quantum Ventures, Inc.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, First Quantum Ventures, Inc., changed its name to DiMi Telematics International, Inc.

Nature of Business Operations

DTI is a development stage company formed on January 28, 2011 as Medepet Inc. as a Nevada corporation.  During its first year of operations DTI redefined its business purpose and operation.  On June 30, 2011, DTI changed its name from Medepet Inc. to Precision Loc8.  On July 28, 2011, DTI changed its name from Precision Loc8 to Precision Telematics Inc. On August 10, 2011, DTI changed its name to DiMi Telematics Inc.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $244,839 for the nine months ended May 31, 2013 and had an accumulated deficit of $860,607 as of May 31, 2013.  The Company has net working capital of $546,101 as of May 31, 2013.

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

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ended May 31, 2013.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	May 31, 2013	August 31, 2012
Intellectual property	$2,190	$2,190
Less: amortization	449	350
Net intellectual property	$1,741	$1,840

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended May 31, 2013 and 2012 amounted to $33 and $33, respectively. Amortization expense for the nine months ended May 31, 2013 and 2012 amounted to $99 and $99, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

May 31, 2013
Intellectual property	$11,000
Less: amortization	2,750
Net intellectual property	$8,250

Amortization expense for the I phone application for the three months ended May 31, 2013 and 2012 amounted to $917 and $0, respectively.  Amortization expense for the I phone application for the nine months ended May 31, 2013 and 2012 amounted to $2,750 and $0, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by year end 2013.  A total of $187,500 has been paid.

5. EQUITY

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

 On July 29, 2011, DTI issued 48,000,000 shares of common stock and 48,000,000 warrants for the purchase of common stock pursuant to an Asset Purchase Agreement for the purchase of intellectual property valued at $2,190.

During the period ended August 31, 2011, DTI issued 296,400,000 shares of common stock through stock purchase agreements in the amount of $312,000.

On September 12, 2011, DTI entered into a Securities Purchase Agreement for the sale of 600,000 shares of common stock at $0.042 per share.  The Security Purchase Agreement includes 150,000 Class A warrants and 150,000 Class B warrants.  On September 12, 2011, DTI received $25,000.

On September 28, 2011, DTI entered into a Securities Purchase Agreement for the sale of 4,800,000 shares of common stock at $0.042 per share in the amount of $200,000.  The Security Purchase Agreement includes 1,200,000 Class A warrants and 1,200,000 Class B warrants.

On October 28, 2011, the Company (f/k/a First Quantum Ventures, Inc.) entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. shareholders. Pursuant to the agreement, the Company issued 87,450,000 shares of common stock (pre-split) in exchange for all outstanding shares and warrants to purchase common shares of DTI, the Company received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation.

During the second quarter of its fiscal year 2012 the Company sold shares of common stock and warrants in the amount of $815,000.  The shares and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 20,200,000 shares of common stock and 16,300,000 warrants.

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

On January 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 10,000,000 shares of common stock in the amount of $100,000. As of May 31, 2013 the shares had not been issued.

On April 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 15,000,000 shares of common stock in the amount of $150,000. As of May 31, 2013 the shares had not been issued.

Warrants

DTI issued 12,000,000 Common Stock warrants, at an exercise price of $0.17 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the first quarter of its fiscal year 2011 DTI issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

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

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$0.17	12,000,000	2.50
0.17	675,000	2.75
	12,675,000	2.51

6. RELATED PARTY TRANSACTIONS

None

7. COMMITMENTS AND CONTINGENCIES

As of May 31, 2013 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

·	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

·	Our failure to earn revenues or profits;

·	Inadequate capital to continue business;

·	Volatility or decline of our stock price;

·	Potential fluctuation in quarterly results;

·	Rapid and significant changes in markets;

·	Litigation with or legal claims and allegations by outside parties; and

·	Insufficient revenues to cover operating costs.

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

Employees

As of May 31, 2013, other than its officers and directors, the Company employed no full time and no part time employees.

Subsidiaries

In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013, we had cash of $535,101 and a net working capital of $546,101.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $244,839 for the nine months ended May 31, 2013 and had an accumulated deficit of $860,607.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were effective as of May 31, 2013.

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

DIMI TELEMATICS INTERNATIONAL, INC.

July 10, 2013	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)