Form 10-K
period 2013-08-31
DiMi Telematics International, Inc.
filed 2013-11-27
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Securities registered pursuant to Section 12(b) of the Exchange Act:None

Securities registered pursuant to Section 12(g) of the Exchange Act:Common Stock, par value $.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 28, 2013, based upon the $0.0122 per share closing price of such stock on that date, was $221,054.

There were 352,716,928shares of common stock outstanding as of November 25, 2013.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,”“intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.                      BUSINESS.

Background

On October 28, 2011, DiMi Telematics International, Inc. (“DTII”) entered into a Share Exchange Agreement (the “Share Exchange”) with DiMi Telematics, Inc. (“DTI”) and its stockholders. Pursuant to the agreement, DTII issued 87,450,000 shares of its common stockin exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of DTII.  DTII assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, 15,000,000 of DTII’s issued and outstanding shares of common stock were surrendered for cancellation.

The following discussion includes information about the business operations, management and financial condition of DTII and DTI. Unless specifically set forth to the contrary, when used in this report the terms “we,”“us,”“our,” the “Company” and similar terms refer to DTII, a Nevada corporation, and its wholly owned subsidiary DTI, also a Nevada corporation.

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

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is currently being beta tested in anticipation of initial commercial roll-out of version 4.0, which it is anticipated will take place in thesecond quarter of 2014.

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

Our proprietary M2M solutions utilize a cloud-based, two-way communications delivery platform, marketed as “DiMi.”  Leveraging the power, scalability and flexible turnkey advantages of DiMi’s patent-pendingsoftware and hosting platform, users are able to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device while located anywhere in the world.  DiMi features a robust, customized interface that gives its users secure command and control functionality of multiple remote, connected sensors, alarms and diagnostic devices. Moreover, the intuitive DiMi framework readily adapts to and integrates both new and legacy monitoring/sensing equipment – irrespective of make, model or manufacturer – providing for simplified, economical M2M deployments.

OurDiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to demonstrate the efficacy of the DiMi technology and M2M communications platform.  Moving forward, the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

OurDiMi solution works as a centralizing component of a facility or multiple facilities’ management system, acquiring and interpreting data from literally thousands of networked devices monitoring systems operating in multiple locations.

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

Connecting with Telehealth devices used in the home and accessed via any web-enabled computer or wireless device, DiMi’s powerful interfacecan give medical staff the ability to monitor and quickly assess – in real-time – an at-home patient’s oxygen levels, pulse, blood pressure and other vital statistics, potentially reducing hospitalization rates, improving treatment plans and decreasing emergency room visits. Moreover, DiMi’s data management module captures important patient data for medical records, which can help reduce costs related to paperwork and prevent costly mistakes that could lead to malpractice claims.

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

Logistics/Fleet Management - Powered by DiMi, DiMi Telematicsprovides the commercial transport industry with a cost effective method of monitoring in real-time all aspects of fleet operations, including driver and vehicle performance, geo-tracking, safety, compliance and efficiency. The resulting benefits range from the successful streamlining of routes and schedules to save money in fuel consumption and personnel costs, to mitigating risk and lowering insurance costs.

Certain U.S. legislation (e.g., Food Safety Act 1990, Quick Frozen Foodstuffs Regs 1995 and the Temperature Control Regs 1995) mandates that mobile transporters of chilled food products closely monitor the temperature of goods in transit to protect them from spoilage. Working in concert with automated, wireless temperature monitoring devices, DiMi is able to transmit alerts directly to fleet managers and/or refrigerated truck drivers when load temperatures approach predefined levels requiring immediate attention.

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

We believe that our consultative approach to enabling hosted M2M technologies for our clients – as well as the attention we give to their specific needs, requirements and circumstances – are critical competitive differentiators that we are dedicated to preserving and nurturing as we grow. Moreover, prudent and timely integration of new and emerging digital and web technologies into our M2M communications platform will remain an underpinning mission for us if we are to earn and maintain distinction as a recognized industry leader.

Among the public companies with which we may compete are: Digi International, Inc. (Nasdaq:DGII); EnerNOC, Inc. (Nasdaq:ENOC);Evolving Systems, Inc. (Nasdaq:EVOL); Gemalto, NV (OTCQB:GTOFF); Numerex Corp. (Nasdaq:NMRX); RF Monolithics, Inc. (Nasdaq: RFMI);Telular Corporation (Nasdaq:WRLS); and Trimble Navigation Ltd. (Nasdaq:TRMB). Many of these competitors have greater name recognition as well as financial and other resources than we have.  We may never become a competitive influence in the marketplace.

Plan of Operations

DiMi Telematics, Inc. is headquartered in New York City and incorporated under the laws of Nevada. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, once commercial roll-out of DiMi takes place, our company’s operating activities will be centralized in three core areas:

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

Currently, the Company, in collaboration with its outsource software development team, is engaged in developing the next generation of its M2M communications platform: DiMi 4.0.is being designed to provide for a number of technological enhancements and new user benefits being built into the system, including Voice Over Internet Protocol. Based on current development timelines, DiMi 4.0 should be finalized and ready for commercial launch on or before the end of the first quarter of 2014.

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

Patent Applications:

1.	U.S. Patent Application No. 12/798,923
• Filed April 13, 2010
• Title: Monitoring and Control Systems and Methods
•  Jurisdiction: U.S. Patent and Trademark Office

2.	International Application Serial No. PCT/US2010/030882

• Title: Monitoring and Control Systems and Methods

3.	Taiwan Patent Application Serial No. 99111633

•  Title: Monitoring and Control Systems and Methods

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

On or about July 31, 2011, DTI entered into an Asset Purchase Agreement with Roberto Fata pursuant to which Mr. Fata sold, and DTI purchased, the technology encompassing DiMi, including certain specified assets used in the remote monitoring and control of building management systems through unique software interface. See “Certain Relationships and Related Transactions.”

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

Employees

As of November 25, 2013, other than our officers and directors, we had no full time or part time employees.

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

At August 31, 2013, we had working capital of approximately $416,470. We will require significant cash during fiscal 2014, in order to grow our business, including to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions or for any other purpose. The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

We have not voluntarily implemented various corporate governance measures in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors intends to adopt a Code of Ethics, we have not yet done so nor have we adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 1,000 shares of preferred stock are issued and outstanding as of August 31, 2013. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock listed on a national securities exchange, and its market price may fluctuate dramatically in the future.

Although the Company’s common stock is eligible quotation on the OTC QB, the trading market in the common stock has substantially less liquidity than shares of companies listed on national securities exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to,among other reasons, limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

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

Year 2012	High	Low
First Quarter	$0.2775	$0.0025
Second Quarter	$0.6875	$0.2775
Third Quarter	$1.35	$0.50
Fourth Quarter	$1.92	$0.032

Year 2013	High	Low
First Quarter	$0.048	$0.013
Second Quarter	$0.0183	$0.011
Third Quarter	$0.0159	$0.005
Fourth Quarter	$0.02	$0.005

On November 21, 2013, the closing price of our common stock as reported on the OTC QB was $0.0093 per share.

Holders. As of August 31, 2013, there were approximately 332 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2013. We have not authorized any such plan for the fiscal year ended August 31, 2013.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2013, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“estimate,”“project,”“forecast,”“may,”“should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this annual report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

 Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII.

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our then Chief Executive Officer, DTI and the holders of all of the issued and outstanding capital stock of DTI (the “DiMi Stockholders”). Under the Exchange Agreement, we exchanged 87,450,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represented 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became DTII’s wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current stockholders whereby the Company issued an additional 101,879,232 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 213,858,464 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

At soon as practicable, DTI intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

Employees

As of August 31, 2013, other than its officers and directors, the Company employed no full time and no part time employees.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, we had cash and cash equivalents of $437,970 and a net working capital of $416,470.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $321,645 and had an accumulated deficit of $937,413.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Dimi Telematics International, Inc.

We have audited the accompanying balance sheets of Dimi Telematics International, Inc. (Formerly First Quantim Ventures, Inc.) (A Development Stage Company) as of  August 31, 2013 and 2012, and the related statements of operations,  stockholders’ equity, and cash flows for each of the years ended August 31, 2013 and 2012 and for the periods from January 28, 2011 (Inception) through August 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimi Telematics, Inc. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended August 31, 2013 and 2012, and for the periods from January 28, 2011 (Inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
November 27, 2013

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

	August 31	August 31
Assets	2013	2012
Current assets
Cash	$437,970	$733,123
Prepaid expense	-	9,000
Total current assets	437,970	742,123

DiMi Platform	241,275	-
iPhone applications, net of amortization of $3,667 and $0	7,333	11,000
Intellectual property, net of amortization of $482 and $350	1,708	1,840
Total assets	$688,286	$754,963

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$17,000	$16,532
Accounts payable - related party	4,500	-
Total current liabilities	21,500	16,532

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares. 1,000 and 1,000 shares issued and outstanding
August 31, 2013 and August 31, 2012, respectively	1	1
Common stock, $.001 par value: 500,000,000 authorized;
352,716,928 and 327,716,928 shares issued and
outstanding on August 31, 2013 and August 31, 2012, respectively	352,717	327,717
Common stock payable	-	-
Additional paid in capital	1,251,481	1,026,481
Accumulated deficit	(937,413)	(615,768)
Total stockholders' equity	666,786	738,431
Total liability and stockholders' equity	$688,286	$754,963

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantim Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception
	For the	For the	January 28,
	year	year	2011
	ended	ended	through
	August 31,	August 31,	August 31,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	317,847	391,551	933,484
Amortization expense	3,798	131	3,929
Total operating expenses	321,645	391,682	937,413

Loss before income tax	(321,645)	(391,682)	(937,413)
Provision for income tax	-	-	-
Net Loss	$(321,645)	$(391,682)	$(937,413)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	341,990,901	382,307,654

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventures, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Years Ended August 31, 2013 and 2012

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Deficit	Total
Beginning Balance	-	$-	344,400,000	$344,400	$(30,210)	$(224,086)	$90,104

Shares sold	-	-	25,600,000	25,600	1,014,400	-	1,040,000

Acquisition of DiMi	-	-	57,716,928	57,717	(57,717)	-	-

Common stock exchanged for
1,000 shares preferred stock	1,000	1	(100,000,000)	(100,000)	99,999	-	-

Warrant expense	-	-	-	-	9	-	9

Net loss	-	-	-	-	-	(391,682)	(391,682)
Ending Balance August 31, 2012	1,000	$1	327,716,928	$327,717	$1,026,481	$(615,768)	$738,431

Sale of common stock			25,000,000	25,000	225,000		250,000

Net loss						(321,645)	(321,645)
Ending Balance
August 31, 2013	1,000	$1	352,716,928	$352,717	$1,251,481	$(937,413)	$666,786

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(Formerly First Quantum Ventres, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception
	For the	For the	January 28,
	year	year	2011
	ended	ended	through
	August 31,	August 31,	August 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(321,645)	$(391,682)	$(937,413)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	3,799	131	4,149
Warrant expense	-	9	9
Changes in operating assets and liabilities
Prepaid expense	9,000	(9,000)	-
Accounts payable	468	(12,717)	17,000
Accounts payable - related party	4,500	-	4,500
Net Cash used in operating activities	(303,878)	(413,259)	(911,755)

Cash flows from investing activities
DiMi platform	(241,275)	-	(241,275)
iPhone applications	-	(11,000)	(11,000)
Net cash used in investing activities	(241,275)	(11,000)	(252,275)

Cash flow from financing activities
Proceeds from common stock sale	250,000	1,040,000	1,602,000
Net cash provided by financing activities	250,000	1,040,000	1,602,000
Net increase in cash and cash equivalents	(295,153)	615,741	437,970
Cash and cash equivalents at beginning of period	733,123	117,382	-
Cash and cash equivalents at end of period	$437,970	$733,123	$437,970
Supplemental disclosure of cash flow information			-
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

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

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its stockholders. Pursuant to the agreement, the Company issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $321,645 for the year ended August 31, 2013 and had an accumulated deficit of $937,413 as of August 31, 2013.  The Company had net working capital of $416,470 as of August 31, 2013.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is above the FDIC limit.  The amount in excess of the FDIC limit is $171,709 as of August 31, 2013.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended August 31, 2013.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	August 31, 2013	August 31, 2012
Intellectual property	$2,190	$2,190
Less: amortization	482	350
Net intellectual property	$1,708	$1,840

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the year months ended August 31, 2013 and 2012 amounted to $132 and $131, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

August 31, 2013
Intellectual property	$11,000
Less: amortization	3,667
Net intellectual property	$7,333

Amortization expense for the iPhone application for the year ended August 31, 2013 and 2012 amounted to $3,667 and $0, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by second quarter 2014.  A total of $241,275 has been paid.

5. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 500,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current stockholders of record whereby the Company issued an additional 101,879,232 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders of record whereby an additional 213,858,464 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

On October 28, 2011, the Company (f/k/a First Quantum Ventures, Inc.) entered into a Share Exchange Agreement (“Share Exchange”) with DiMi Telematics, Inc. stockholders. Pursuant to the agreement, the Company issued 87,450,000 shares of common stock (pre-split) in exchange for all outstanding shares and warrants to purchase common shares of DTI, the Company received 145,750,000 shares of common stock and warrants to purchase 21,625,000 shares of common stock.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation.

During the second quarter of its fiscal year 2012 the Company sold shares of common stock and warrants in the amount of $815,000.  The shares and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 20,200,000 shares of common stock and 16,300,000 warrants.

On June 14, 2012 the Company entered into an exchange agreement with a major stockholder pursuant to which the Company issued 1,000 shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of 100,000,000 shares of common stock held by the stockholder.  All, and not less than all, shares of Preferred Stock shall, provided that the Corporation shall have reported earnings per share of less than $0.01 in its Annual Report for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate Stated Value of all shares of Preferred Stock being converted by the Conversion Price of $0.001 per share.  Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms shall be canceled and shall not be reissued.  If the Company shall have reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock shall immediately be redeemed by the Company without any consideration payable to the stockholder.

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Beginning balance January 28, 2011	-	$-
Granted	12,000,000	0.17
Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2011	12,000,000	0.17
Granted	675,000	0.17
Exercised	-	-
Canceled or expired	-	-
Outstanding at August 31, 2012	12,675,000	$0.17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at August 31, 2013	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.0	$0.17	12,000,000	3.0
0.17	675,000	2.75	0.17	675,000	2.75
	12,675,000	2.98	$0.17	12,675,000	2.98

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

As of August 31, 2013, the amount of accounts payable – related party of $4,500, is owed to the CEO.

7. COMMITMENTS AND CONTINGENCIES

As of August 31, 2013 there were no continuing commitments and contingencies.

 8.  ACQUISITION OF DIMI TELEMATICS, INC.

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its stockholders. Pursuant to the agreement, the Company issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

	For the year ended August 31, 2013	From Inception to August 31, 2013
Revenues	$-	$-
Selling, general and administrative expenses	317,847	933,484
Other expenses	3,798	3,929
Net loss	$321,645	$937,413

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

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
Since inception our chief executive officer also functions as our chief financial officer.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•
We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•
Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

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

As of August 31, 2013, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	While certain accounting procedures have been adopted, compliance with such procedures has been inconsistent.

•	The Board of Directors has not established an Audit Committee. Accordingly, the entire Board, rather than an independent body, has reviewed our financial statements.

•	Segregation procedures could be improved by strengthening cross approval of various functions, including cash disbursements and internal audit procedures where appropriate.

As a result of these deficiencies in our internal controls, our officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

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

Barry Tenzer, age 80, served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Mr. Tenzer founded, managed and served as a board member of numerous private and public companies operating in a broad range of industries, including real estate, property management, construction, legal services, commercial packaging, cemetery, auto sales and chartered aviation services. From 1968 to 1981, he was General Partner of 527 Madison Avenue Company NY, LP, and No. 34th St. Company, L.P., and Limited Partner in approximately 20 real estate investments. From 1976 to 2003, Mr. Tenzer was the CEO of HIG Corporation, which owned and operated six cemeteries in Maryland, Virginia and Florida. From 1997 to 2003, Mr. Tenzer also founded and served as President and CEO of Motorcars Auto Group, Inc., a company engaged in the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Mr. Tenzer currently serves as General Partner of Northerly Company, a real estate partnership. Mr. Tenzer graduated from Cornell University, where he was awarded his BA degree, in 1953, and from NYU Law School, where he earned his LLB, in 1956. Mr. Tenzer was admitted to the New York Bar in 1957 and practiced law in private practice until 1961.

Roberto Fata, age 44, served as Executive Vice President – Business Development and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Since 1991, Mr. Fata has been employed by the FATA Organization, a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years. As the firm’s President and Managing Director, he has played a leadership role in the revitalization of Harlem, one of Manhattan’s most famous neighborhoods. He currently serves on the Board of Directors for both the Greater Harlem Board of Realtors and the 125th Street Business Improvement District. In 2006, Mr. Fata founded DiMi PA, Inc. to commercialize DiMiSpeaks, a facility management software and hosting solution that he developed to better manage the many building operating systems that support all of the FATA Organization’s real estate properties. In 2010, Mr. Fata sold the assets of DiMi PA to DiMi Telematics and he now serves as Executive Vice President of Business Development and a Director.

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

Audit Committee Financial Expert

Barry Tenzer, our President, Chief Executive Officer, Chief Operating Officer and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or, in the absence of an audit committee, of the Board of Directors who:

•	understands generally U.S. GAAP and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Code of Ethics

A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting of any violation of the code, and
•	accountability for adherence to the Code of Ethics.

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

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2013.

ITEM 11.                    EXECUTIVE COMPENSATION.

Summary Compensation Table
The following table summarizes all compensation recorded by using 2013 and 2012 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at August 31, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Godfrey, Former CEO, President and CFO (1)	2013 2012	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Barry Tenzer, CEO, CFO, President, Secretary (2)	2013 2012	54,000 --	7,000 --	-- --	-- --	-- --	-- --	-- --	-- --

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

As of August 31, 2013, and following our acquisition of DTI, we had 352,716,928 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
•	each director;
•	each named executive officer; and
•	all named officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Roberto Fata	96,000,000	(1)	23.96%
Barry Tenzer	43,200,000		12.25%
Officers and Directors as a group (2 persons)	139,200,000	(1)	36.21
Lyle Hauser (2)	143,840,000		40.50%
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

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees

2013	$14,500	none	none	none
2012	$13,000	none	none	none

We have no formal audit committee. However, our entire Board of Directors (the “Board”) is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended August 31, 2013 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2013, for filing with the Securities and Exchange Commission.

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

DIMI TELEMATICS INTERNATIONAL, INC.

November 27, 2013	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	November 27, 2013
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer),Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	November 27, 2013
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director