Form 10-Q
period 2013-11-30
DiMi Telematics International, Inc.
filed 2014-01-21
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

Commission file number: 000-52759

DIMI TELEMATICS INTERNATIONAL, INC.
 (Name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Lenox Avenue, New York, NY10027
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
Yes☒ No☐

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

As of January 21, 2014, there were 352,716,928 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2013 as filed with the SEC on November 27, 2013. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2013 and August31, 2013 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

	November 30,	August 31
Assets	2013	2013
Current assets
Cash	$739,140	$437,970
Total current assets	739,140	437,970

DiMi Platform	299,785	241,275
iPhone applications, net of amortization of $4,583 and $3,667, respectively	6,417	7,333
Intellectual property, net of amortization of $515 and $490, respectively	1,675	1,708
Total assets	$1,047,017	$688,286

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$11,735	$17,000
Accounts payable - related party	4,500	4,500
Short term loan	450,000	-
Total current liabilities	466,235	21,500

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; 1,000 shares issued and outstanding as of
November 30, 2013 and August 31, 2013, respectively	1	1
Common stock, $0.001 par value: 500,000,000 authorized;
352,716,928 shares issued and outstanding as of
November 30, 2013 and August 31, 2013, respectively	352,717	352,717
Additional paid in capital	1,251,481	1,251,481
Accumulated deficit	(1,023,417)	(937,413)
Total stockholders' equity	580,782	666,786
Total liability and stockholders' equity	$1,047,017	$688,286

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			From
			Inception
	For the	For the	January 28,
	three months	three months	2011
	ended	ended	through
	November 30,	November 30,	November 30,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	85,054	96,971	1,018,538
Amortization expense	950	950	4,879
Total operating expenses	86,004	97,921	1,023,417

Loss before income tax	(86,004)	(97,921)	(1,023,417)
Provision for income tax	-	-	-
Net Loss	$(86,004)	$(97,921)	$(1,023,417)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	352,716,928	327,716,901
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Deficit	Total
Beginning Balance	1,000	$1	327,716,928	$327,717	$1,026,481	$(615,768)	$738,431

Sale of common stock			25,000,000	25,000	225,000		250,000

Net loss						(321,645)	(321,645)
Ending Balance
August 31, 2013	1,000	$1	352,716,928	$352,717	$1,251,481	$(937,413)	$666,786

Net income						(86,004)	(86,004)
Ending Balance
November 30, 2013	1,000	$1	352,716,928	$352,717	$1,251,481	$(1,023,417)	$580,782

The accompanying notes are an integral part of these consolidated financial statements

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From
			Inception
	For the	For the	January 28,
	three months	three months	2011
	ended	ended	through
	November 30,	November 30,	30-Nov
	2013	2012	2013
Cash flows from operating activities
Net loss	$(86,004)	$(97,921)	$(1,023,417)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	950	950	5,099
Warrant expense	-	-	9
Changes in operating assets and liabilities
Accounts payable	(5,265)	(2,162)	11,735
Accounts payable - related party	-	-	4,500
Net Cash used in operating activities	(90,319)	(99,133)	(1,002,074)

Cash flows from investing activities
DiMi platform	(58,511)	(62,500)	(299,786)
iPhone applications	-	-	(11,000)
Net cash used in investing activities	(58,511)	(62,500)	(310,786)

Cash flow from financing activities
Proceeds from short term loan	450,000	-	450,000
Proceeds from common stock sale	-	-	1,602,000
Net cash provided by financing activities	450,000	-	2,052,000

Net increase in cash and cash equivalents	301,170	(161,633)	739,140
Cash and cash equivalents at beginning of period	437,970	733,123	-
Cash and cash equivalents at end of period	$739,140	$571,490	$739,140
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

DiMi Telematics International, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2013, and the results of operations and cash flows for the three months ended November 30, 2013 and 2012. The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

On October 28, 2011 First Quantum Ventures, Inc. (“First Quantum”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with DiMi Telematics, Inc. shareholders. Pursuant to the Exchange Agreement, First Quantum issued 87,450,000 shares of common stock (pre-split) in exchange (the “Share Exchange”) for all outstanding shares DiMi Telematics, Inc. (“DTI”).  As a result of the Exchange Agreement, DTI became a subsidiary of First Quantum.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

The Company has accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition was accounted for as a reverse acquisition, i.e., the Company was considered the acquired company and DTI was considered the acquiring company for accounting purposes. As a result, the Company’s assets and liabilities were incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results do not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of the DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing.

The Company has retroactively reflected the acquisition in DTI’s common stock in a ratio consistent with the Share Exchange.

On March 15, 2012, First Quantum changed its name to DiMi Telematics International, Inc.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $86,004 for the three months ended November 30, 2013 and had an accumulated deficit of $1,023,417 as of November 30, 2013.  The Company has net working capital of $272,905 as of November 30, 2013.

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

With adoption of the DiMiM2M communications platform, users can remotely control, monitor, manage and acquire data from their operational assets, providing the interface for lighting, temperature, humidity, keycard access, fleet management and many other vital systems that impact the enterprise.  DiMi uses established secure technology standards (i.e. LONet, MODbus, BACnet and ELK) combined with a unique, proprietary software interface that keeps users connected to their asset management and control systems through any web-enabled computer or mobile device,

By providing dynamic, real-time access to critical information from a wide array of new or legacy sensors, GPS tracking tools and/or diagnostic devices – irrespective of their make, model or manufacturer, DiMi alerts or reports back to its users via familiar communication tools, like IM, email, HTML and text messaging.  Users can even issue global commands to its asset management and control systems through the DiMi software interface.  Moreover, DiMi leverages the collected knowledge of a particular asset or assets and compares it to historical performance metrics and other critical benchmarks through an integrated data management module, giving users insight that allow them to rapidly identify and implement proper preventive maintenance measures, efficiency improvements and other key operational activities.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the second quarter 2014. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 126,750 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended November 30, 2013.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	November 30, 2013	August 31, 2013
Intellectual property	$2,190	$2,190
Less: amortization	515	490
Net intellectual property	$1,675	$1,740

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended November 30, 2013 and 2012 amounted to $33 and $33, respectively.

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

	November 30, 2013	August 31, 2013
Intellectual property	$11,000	$11,000
Less: amortization	4,583	3,667
Net intellectual property	$6,417	$7,333

Amortization expense for the iPhone application for the three months ended November 30, 2013 and 2012 amounted to $917 and $917, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by second quarter 2014.  A total of $299,785 has been paid to develop the platform as of November 30, 2013.

5. SHORT TERM LOAN

On November 30, 2013, the Company issued a convertible note in the amount of $450,000 pursuant to a security purchase agreement dated November 20, 2013, as subsequently amended.  The note will automatically be converted into 150,000,000 shares of common stock upon the Company’s filing of articles of amendment to its articles of amendment providing it with a sufficient number of authorized shares of common stock to effectuate the foregoing conversion.

6. EQUITY

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

During the period ended August 31, 2011, DTIissued296,400,000 shares of common stock through stock purchase agreements in the amount of $312,000.

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

On October 28, 2011 First Quantum entered into the Exchange Agreement with DiMi Telematics, Inc. shareholders. Pursuant to the Exchange Agreement, First Quantum issued 87,450,000 shares of common stock (pre-split) in the Share Exchange for all outstanding shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of First Quantum.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 15,000,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

During the second quarter of its fiscal year 2012 the Company sold shares of common stock and warrants in the amount of $815,000.  The shares and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 20,200,000 shares of common stock and 16,300,000warrants.

On June 14, 2012 the Company entered into an exchange agreement with a major shareholder pursuant to which the Company issued 1,000 shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of 100,000,000 shares of common stock held by the shareholder.  All, and not less than all, shares of Preferred Stock would, provided that the Corporation would report earnings per share of less than $0.01 in its Annual Report on Form 10-K for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate Stated Value of all shares of Preferred Stock being converted by the Conversion Price of $0.001 per share.  The Company’s earnings per share did not meet that threshold.  If the Company had reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock would have immediately been redeemed by the Company without any consideration payable to the shareholder. Shares of Preferred Stock converted into Common Stock shall be canceled and shall not be reissued.

On January 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 10,000,000shares of common stock in the amount of $100,000

On April 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 15,000,000shares of common stock in the amount of $150,000

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

During the first quarter of its fiscal year 2011DTI issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2012	12,675,000	$0.17
Granted	-	-

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2013	12,675,000	0.17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at November 30, 2013	12,675,000	$0.17

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$0.17	12,000,000	2.25
0.17	675,000	2.50
	12,675,000	2.26

7. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

As of November 30, 2013, the amount of accounts payable – related of $4,500, is owed to the CEO.

8. COMMITMENTS AND CONTINGENCIES

As of November 30, 2013 there are no continuing commitments and contingencies.

  9. SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“estimate,”“project,”“forecast,”“may,”“should,”and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged 87,450,000 shares of our common stock (pre-split) (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became our wholly-owned subsidiary. In connection with the Share Exchange, (a) 15,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics International, Inc.

On April 16, 2012 the Company issued a 1 for 1stock dividend to its then stockholders of record whereby the Company issued an additional 101,879,232 shares of common stock.  On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to its then stockholders of record whereby an additional 213,858,464 shares were issued. The outstanding warrants were automatically adjusted accordingly.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

Competition
We believe we have a competitive advantage and are well positioned as an M2M solution-centric business since our M2M communications platform is hardware-agnostic, and our hosting environment is in the cloud – this gives us the ability to help businesses lower their IT infrastructure costs and management requirements while improving performance, scalability and flexibility.

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

Employees
As of November 30, 2013, the Company’s CEO is the only employee.

Subsidiaries
 In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2013, we had cash of $739,140 and net working capital of $272,905.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $86,004 for the three months ended November 30, 2013 and had an accumulated deficit of $1,023,417.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      MINE SAFETY DISCLOSURES

N/A

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Documents filed, unless stated otherwise, as exhibits hereto:

Exhibit No.	Description

31.1.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

This exhibit shall be deemed to be furnished rather than filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

January 21, 2014	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)