Form 10-Q
period 2014-02-28
DiMi Telematics International, Inc.
filed 2014-04-15
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 14, 2014, there were 5,028,136 shares of common stock outstanding (as adjusted for the reverse split effective February 20, 2014).

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2013 as filed with the SEC on November 27, 2013. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 28, 2014 and August 31, 2013 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

	February 28	August 31
Assets	2014	2013
Current assets
Cash	$555,644	$437,970
Total current assets	555,644	437,970

DiMi Platform	327,785	241,275
iPhone applications, net of amortization of $5,500 and $3,667, respectively	5,500	7,333
Intellectual property, net of amortization of $548 and $482, respectively	1,642	1,708
Total assets	$890,571	$688,286

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$4,036	$17,000
Accounts payable - related party	-	4,500
Short term loan	450,000	-
Total current liabilities	454,036	21,500

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; 1,000 shares issued and outstanding as of
February 28, 2014 and August 31, 2013, respectively	1	1
Common stock, $0.001 par value: 800,000,000 authorized;
3,528,136 shares issued and outstanding as of
February 28, 2014 and August 31, 2013, respectively	3,528	3,528
Additional paid in capital	1,600,670	1,600,670
Accumulated deficit	(1,167,664)	(937,413)
Total stockholders' equity	436,535	666,786
Total liability and stockholders' equity	$890,571	$688,286

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From
					Inception
	For the	For the	For the	For the	January 28,
	three months	three months	six months	six months	2011
	ended	ended	ended	ended	through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	143,298	83,677	228,352	180,648	1,161,616
Amortization expense	950	950	1,899	1,900	6,048
Total operating expenses	144,248	84,627	230,251	182,548	1,167,664

Loss before income tax	(144,248)	(84,627)	(230,251)	(182,548)	(1,167,664)
Provision for income tax	-	-	-	-	-
Net Loss	$(144,248)	$(84,627)	$(230,251)	$(182,548)	$(1,167,664)

Net loss per share: basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Weighted average share outstanding	3,528,136	3,277,169	3,528,136	3,277,169
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Deficit	Total
Beginning Balance	1,000	$1	3,278,136	$3,278	$1,350,920	$(615,768)	$738,431

Sale of common stock			250,000	250	249,750		250,000

Net loss						(321,645)	(321,645)
Ending Balance
August 31, 2013	1,000	$1	3,528,136	$3,528	$1,600,670	$(937,413)	$666,786

Net loss						(230,251)	(230,251)
Ending Balance
February 28, 2014	1,000	$1	3,528,136	$3,528	$1,600,670	$(1,167,664)	$436,535

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From
			Inception
	For the	For the	January 28,
	six months	six months	2011
	ended	ended	through
	February 28,	February 28,	February 28,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(230,251)	$(182,548)	$(1,167,664)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	1,899	1,900	6,048
Warrant expense	-	-	9
Changes in operating assets and liabilities
Prepaid expense	-	4,500	-
Accounts payable	(12,964)	(2,509)	4,036
Accounts payable - related party	(4,500)	-	-
Net Cash used in operating activities	(245,816)	(178,657)	(1,157,571)

Cash flows from investing activities
DiMi platform	(86,510)	(125,000)	(327,785)
iPhone applications	-	-	(11,000)
Net cash used in investing activities	(86,510)	(125,000)	(338,785)

Cash flow from financing activities
Proceeds from short term loan	450,000	-	450,000
Proceeds from common stock sale	-	100,000	1,602,000
Net cash provided by financing activities	450,000	100,000	2,052,000

Net increase in cash and cash equivalents	117,674	(203,657)	555,644
Cash and cash equivalents at beginning of period	437,970	733,123	-
Cash and cash equivalents at end of period	$555,644	$529,466	$555,644
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock and warrants issued for intellectual property	$-	$-	$1,971
Common stock exchanged
for 1,000 preferred stock	$-	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

DiMi Telematics International, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2014, and the results of operations and cash flows for the six months ended February 28, 2014 and 2013. The results of operations for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

On October 28, 2011 First Quantum Ventures, Inc. (“First Quantum”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with DiMi Telematics, Inc. shareholders. Pursuant to the Exchange Agreement, First Quantum issued 874,500 shares of common stock (pre-split) in exchange (the “Share Exchange”) for all outstanding shares of DiMi Telematics, Inc. (“DTI”).  As a result of the Exchange Agreement, DTI became a subsidiary of First Quantum.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 150,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

DTI designs, develops and distributes Machine-to-Machine (“M2M”) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, DTI is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $230,251 for the six months ended February 28, 2014 and had an accumulated deficit of $1,167,664 as of February 28, 2014.  The Company has net working capital of $101,608 as of February 28, 2014.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the third quarter of 2014. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 1,268 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended February 28, 2014.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	February 28 2014	August 31, 2013
Intellectual property	$2,190	$2,190
Less: amortization	548	482
Net intellectual property	$1,642	$1,708

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended February 28, 2014 and 2013amounted to $33 and $33, respectively. Amortization expense for the six months ended February 28, 2014 and 2013amounted to $66 and $66, respectively.

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

	February 28, 2014	August 31, 2013
Intellectual property	$11,000	$11,000
Less: amortization	5,500	3,667
Net intellectual property	$5,500	$7,333

Amortization expense for the iPhone application for the three months ended February 28, 2014 and 2013 amounted to $917 and $917, respectively.  Amortization expense for the six months ended February 28, 2014 and 2013 amounted to $1,833 and $1,834, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by third quarter 2014.  A total of $327,785 has been paid to develop the platform as of February 28, 2014.

5. SHORT TERM LOAN

On November 30, 2013 the Company received $450,000 in connection with the security purchase agreement on November 20, 2013 in the amount of $450,000.  The Company agreed to issue shares of common stock at a future date in satisfaction of the note.  As of February 28, 2014, the shares remain unissued.

6. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.   On February 20, 2014 the Company amended its articles of incorporation to increase the authorized shares from 500,000,000to 800,000,000 shares of common stock with a par value of $0.001and 50,000,000 shares of Preferred Stock with a par value of $0.001

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current shareholders of record whereby the Company issued an additional 1,018,792 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders of record whereby an additional 2,138,585 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

On February 20, 2014, the Company effected a 1 for 100 reverse stock split of the Company’s outstanding stock.  All references to common stock have been retroactively restated.

 On July 29, 2011, DTI issued 480,000 shares of common stock and 480,000 warrants for the purchase of common stock pursuant to an Asset Purchase Agreement for the purchase of intellectual property valued at $2,190.

During the period ended August 31, 2011, DTI issued 2,964,000 shares of common stock through stock purchase agreements in the amount of $312,000.

On September 12, 2011, DTI entered into a Securities Purchase Agreement for the sale of 6,000 shares of common stock at $4.170 per share.  The Security Purchase Agreement includes 1,500 A warrants and 1,500 Class B warrants.  On September 12, 2011, DTI received $25,000.

On September 28, 2011, DTI entered into a Securities Purchase Agreement for the sale of 48,000 shares of common stock at $4.17 per share in the amount of $200,000. The Security Purchase Agreement includes 1,200,000 Class A warrants and 1,200,000 Class B warrants.

On October 28, 2011 First Quantum entered into the Exchange Agreement with DiMi Telematics, Inc. shareholders. Pursuant to the Exchange Agreement, First Quantum issued 874,500 shares of common stock (pre-split) in the Share Exchange for all outstanding shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of First Quantum.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 150,000 shares of the Company’s  issued and outstanding common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

Name	Title(s)
Barry Tenzer	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	Executive Vice President – Business Development and Director

During the second quarter of its fiscal year 2012 the Company sold shares of common stock and warrants in the amount of $8,150.  The shares and warrants were unissued as of February 29, 2012.  During April 2012, the Company issued 202,000 shares of common stock and 163,000 warrants.

On June 14, 2012 the Company entered into an exchange agreement with a major shareholder pursuant to which the Company issued 1,000 shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of 1,000,000 shares of common stock held by the shareholder.  All, and not less than all, shares of Preferred Stock would, provided that the Company would report earnings per share of less than $0.01 in its Annual Report on Form 10-K for its fiscal year ended August 31, 2013, be convertible, at any time and from time to time after the filing of such Annual Report, at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the aggregate Stated Value of all shares of Preferred Stock being converted by the Conversion Price of $0.001 per share.  The Company’s earnings per share did not meet that threshold.  If the Company had reported earnings per share equal to or greater than $0.01 in its Annual Report, then all such shares of Preferred Stock would have immediately been redeemed by the Company without any consideration payable to the shareholder. Shares of Preferred Stock converted into Common Stock shall be canceled and shall not be reissued.

On January 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 100,000 shares of common stock in the amount of $100,000.

On April 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 150,000 shares of common stock in the amount of $150,000.

Warrants

DTI issued 120,000 Common Stock warrants, at an exercise price of $17 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the first quarter of its fiscal year 2011, DTI issued 33,750 Class A warrants at an exercise price of $17 per share and issued 33,750 Class B Warrants at an exercise price of $25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2012	126,750	$17
Granted	-	-

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2013	126,750	17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at February 28, 2014	126,750	$17

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$17	120,000	2.0
17	6,750	2.25
	126,750	2.01

7. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

8. COMMITMENTS AND CONTINGENCIES

As of February 28, 2014, there are no continuing commitments and contingencies.

9. SUBSEQUENT EVENTS

On March 13, 2014, the Company issued 1,500,000 shares of common stock for the conversion of $450,000 short term loan (see Note 5).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Overview
Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII. On February 20, 2014 the Company effected a 1-for-100 reverse stock split and increased its authorized common stock shares to 800,000,000.

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged 874,500 shares of our common stock (pre-split) (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became our wholly-owned subsidiary. In connection with the Share Exchange, (a) 150,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics International, Inc.

On April 16, 2012 the Company issued a 1 for 1stock dividend to its then stockholders of record whereby the Company issued an additional 1,018,792 shares of common stock.  On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to its then stockholders of record whereby an additional 2,138,585 shares were issued. The outstanding warrants were automatically adjusted accordingly.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

Employees
As of February 28, 2014, the Company’s CEO is the only employee.

Subsidiaries
In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES
As of February 28, 2014, we had cash of $555,644 and net working capital of $101,608.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $230,251 for the six months ended February 28, 2014 and had an accumulated deficit of $1,167,644.

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

Based on this evaluation, management concluded that, as of the end of the period covered in this report, the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

DIMI TELEMATICS INTERNATIONAL, INC.

April 15, 2014	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)