Form 10-Q
period 2014-05-31
DiMi Telematics International, Inc.
filed 2014-07-14
CIK 1409197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 8, 2014, there were 7,268,136 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2013 as filed with the SEC on November 27, 2013. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2014 and August 31, 2013 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
Consolidated Balance Sheet
(Unaudited)

	May 31	August 31
Assets	2014	2013
Current assets
Cash	$512,464	$437,970
Total current assets	512,464	437,970

DiMi Platform	334,685	241,275
iPhone applications, net of amortization of $6,417 and $3,667, respectively	4,583	7,333
Intellectual property, net of amortization of $581 and $482, respectively	1,609	1,708
Total assets	$853,341	$688,286

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$2,282	$17,000
Accounts payable - related party	-	4,500
Total current liabilities	2,282	21,500

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; 1,000 shares issued and outstanding as of
May 31, 2014 and August 31, 2013, respectively	1	1
Common stock, $0.001 par value: 800,000,000 authorized;
5,028,136 and 3,528,136 shares issued and outstanding as of
May 31, 2014 and August 31, 2013, respectively	5,028	3,528
Common stock payable	49,600
Additional paid in capital	2,049,170	1,600,670
Accumulated deficit	(1,252,740)	(937,413)
Total stockholders' equity	851,059	666,786
Total liability and stockholders' equity	$853,341	$688,286

The accompanying unaudited notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	84,126	61,341	312,478	241,990
Amortization expense	950	950	2,849	2,849
Total operating expenses	85,076	62,291	315,327	244,839

Loss before income tax	(85,076)	(62,291)	(315,327)	(244,839)
Provision for income tax	-	-	-	-
Net Loss	$(85,076)	$(62,291)	$(315,327)	$(244,839)

Net loss per share: basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted average share outstanding	4,783,371	3,440,756	3,952,763	3,346,583

The accompanying unaudited notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Beginning Balance	1,000	$1	3,278,136	$3,278	$1,350,920	$-	$(615,768)	$738,431

Sale of common stock			250,000	250	249,750			250,000

Net loss							(321,645)	(321,645)
Ending Balance
August 31, 2013	1,000	$1	3,528,136	$3,528	$1,600,670	$-	$(937,413)	$666,786

Proceeds from common stock
payable						$49,600		$49,600

Proceeds from common stock
sale			1,500,000	$1,500	$448,500			$450,000

Net loss							(315,327)	(315,327)
Ending Balance
May 31, 2014	1,000	$1	5,028,136	$5,028	$2,049,170	$49,600	$(1,252,740)	$851,059

The accompanying unaudited notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	May 31,	May 31,
	2014	2013
Cash flows from operating activities
Net loss	$(315,327)	$(244,839)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	2,849	2,849
Changes in operating assets and liabilities
Prepaid expense	-	(4,500)
Accounts payable	(14,718)	(14,032)
Accounts payable - related party	(4,500)	-
Net cash used in operating activities	(331,696)	(260,522)

Cash flows from investing activities
DiMi platform	(93,410)	(187,500)
Net cash used in investing activities	(93,410)	(187,500)

Cash flow from financing activities
Proceeds from common stock payable	49,600	-
Proceeds from common stock sale	450,000	250,000
Net cash provided by financing activities	499,600	250,000

Net increase in cash and cash equivalents	74,494	(198,022)
Cash and cash equivalents at beginning of period	437,970	733,123
Cash and cash equivalents at end of period	$512,464	$535,101
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these consolidated financial statements.

DiMi Telematics International, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2014, and the results of operations and cash flows for the nine months ended May 31, 2014 and 2013. The results of operations for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company accounted for the acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting in a business combination effected through an exchange of equity interest, the entity that issues the equity interest is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interest. Accounting for business combinations requires consideration of the facts and circumstances surrounding a business combination that generally involves the relative ownership and control of the entity by each of the parties subsequent to the acquisition. Based on a review of these factors, the acquisition was accounted for as a reverse acquisition, i.e., the Company was considered the acquired company and DTI was considered the acquiring company for accounting purposes. As a result, the Company’s assets and liabilities were incorporated into DTI’s balance sheet based on the fair value of the net assets acquired. Further, the Company’s operating results do not include the Company’s results prior to the date of closing. Accordingly the accompanying financial statements are the financial statements of the DTI. In addition, the Company’s fiscal year end changed to DTI’s fiscal year end of August 31 following the closing.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $315,327 for the nine months ended May 31, 2014 and had an accumulated deficit of $1,252,740 as of May 31, 2014.  The Company has net working capital of $510,182 as of May 31, 2014.

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

With adoption of the DiMiM2M communications platform, users can remotely control, monitor, manage and acquire data from their operational assets, providing the interface for lighting, temperature, humidity, keycard access, fleet management and many other vital systems that impact the enterprise.  DiMiuses established secure technology standards (i.e. LONet, MODbus, BACnet and ELK) combined with a unique, proprietary software interface that keeps users connected to their asset management and control systems through any web-enabled computer or mobile device,

By providing dynamic, real-time access to critical information from a wide array of new or legacy sensors, GPS tracking tools and/or diagnostic devices – irrespective of their make, model or manufacturer, DiMi alerts or reports back to its users via familiar communication tools, like IM, email, HTML and text messaging.  Users can even issue global commands to its asset management and control systems through the DiMi software interface.  Moreover, DiMi leverages the collected knowledge of a particular asset or assets and compares it to historical performance metrics and other critical benchmarks through an integrated data management module, giving users insight that allow them to rapidly identify and implement proper preventive maintenance measures, efficiency improvements and other key operational activities.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the fourth quarter 2014. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting statement that reduces some of disclosures and reporting requirements for development stage companies.  The change will be in effect for the interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things development stage entities will no longer be required to report inception-to-date information.  The Company has elected early adoption of this pronouncement and will no longer being reporting inception-to-date information.

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 1,268 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended May 31, 2014.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	May 31, 2014	August 31, 2013
Intellectual property	$2,190	$2,190
Less: amortization	581	482
Net intellectual property	$1,609	$1,708

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended May 31, 2014 and 2013 amounted to $33 and $33, respectively. Amortization expense for the nine months ended May 31, 2014 and 2013 amounted to $99 and $99, respectively.

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and is being amortized over a three year period.

	May 31, 2014	August 31, 2013
Intellectual property	$11,000	$11,000
Less: amortization	6,417	3,667
Net intellectual property	$4,583	$7,333

Amortization expense for the iPhone application for the three months ended May 31, 2014 and 2013 amounted to $917 and $917, respectively.  Amortization expense for the nine months ended May 31, 2014 and 2013 amounted to $2,750 and $2,750, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by fourth quarter 2014.  A total of $334,685 has been paid to develop the platform as of May 31, 2014.

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

On November 30, 2013 the Company received $450,000 in connection with the security purchase agreement on November 20, 2013 in the amount of $450,000.  The Company will issue shares of common stock at a future date for satisfaction of the note.  On March 13, 2014, 1,500,000 share of common stock was issued to satisfy the note.

On April 9, 2014 the Company entered into a Securities Purchase Agreement for the sale of 240,000 shares of common stock in the amount of $9,600.  As of May 31, 2014, the shares were unissued.  See “Subsequent Events” below.

On April 25, 2014 the Company entered into a Securities Purchase Agreement for the sale of 1,000,000 shares of common stock in the amount of $40,000.  As of May 31, 2014, the shares were unissued.  See “Subsequent Events” below.

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

During the first quarter of its fiscal year 2011 DTI issued 33,750 Class A warrants at an exercise price of $17 per share and issued 33,750 Class B Warrants at an exercise price of $25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2012	126,750	$17
Granted	-	-

Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2013	126,750	17
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at May 31, 2014	126,750	$17

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$17	120,000	1.75
17	6,750	2.0
	126,750	1.76

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

7. COMMITMENTS AND CONTINGENCIES

As of May 31, 2014 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

On April 9, 2014 the Company entered into a Securities Purchase Agreement for the sale of 240,000 shares of common stock in the amount of $9,600.  The shares were issued on June 13, 2014.

On April 25, 2014 the Company entered into a Securities Purchase Agreement for the sale of 1,000,000 shares of common stock in the amount of $40,000.  The shares were issued on June 13, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our Chief Executive Officer, DiMi Telematics, Inc. (“DTI”) and the holders of all of the issued and outstanding capital stock of DiMi Telematics (the “DiMi Shareholders”). Under the Exchange Agreement, we exchanged874,500 shares of our common stock (pre-split) (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represent 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became our wholly-owned subsidiary. In connection with the Share Exchange, (a) 150,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Employees
As of May 31, 2014, the Company’s CEO is the only employee.

Subsidiaries
In accordance with the Exchange Agreement dated October 28, 2011, DTI became a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES
As of May 31, 2014, we had cash of $512,464 and net working capital of $510,182.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $315,327 for the nine months ended May 31, 2014 and had an accumulated deficit of $1,252,740.

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

DIMI TELEMATICS INTERNATIONAL, INC.

July 14, 2014	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)