Form 10-K/A
period 2013-08-31
DiMi Telematics International, Inc.
filed 2014-10-15
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 352,716,928 shares of common stock outstanding as of November 25, 2013.

Documents incorporated by reference:  None

1

TABLE OF CONTENTS

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013 (the “Original Filing”). We are filing this Amendment in response to a comment letter received from the SEC (the "Comment Letter") in connection with its review of the Original Filing.  In response to the SEC Comment Letter, changes and revisions have been made to the following items: Item 1. Business; Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 15. Exhibits and Financial Statement Schedules. These revised items are filed herewith in this amended report in their entirety.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

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

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which is anticipated will take place in the first quarter of 2015 . We have also instructed our outsource software developer to begin work on smartphone apps to work in conjunction with version 4.0. For more information on our agreements with our outsource software developer for the development of version 4.0 and corresponding smartphone apps to work in conjunction with version 4.0, see “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Our business relies heavily on outsource software developers, which could harm our business by adversely affecting the availability, delivery, reliability, and development cost of our platform.

We have limited staffing and are relying on our outsource software developer to create our DiMi 4.0 platform. If the outsource software developer delays or curtails progress on our platform, we may not be able to roll out the related platform in desired configurations, or in a timely manner. In addition, we may not be able to replace the functionality provided by the third-party software that we currently offer if that software becomes obsolete, defective, or incompatible with future versions of our software (especially if we use different outsource software developers for different versions of our platform) or if the software is not adequately maintained or updated. Even though other software developers are available, qualification of the alternative developer and establishment of reliable software code could result in delays and a possible loss of sales as well as a significant increase in development costs, which could harm our operating results. In addition, defective or delayed roll out of our platform could harm our reputation and brand recognition .

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

The newest version of DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which it is anticipated will take place in the first quarter of 2015. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi 4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by March, 2015; and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform; and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

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

 3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period

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

During the first quarter the Company issued 337,500 Class A warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	—
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Beginning balance January 28, 2011
Granted	12,000,000	0.17
Exercised
Cancelled or expired
Ending balance August 31, 2011	12,000,000	0.17
Granted	675,000	0.17
Exercised
Canceled or expired
Outstanding at August 31, 2012	12,675,000	$0.17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2013	12,675,000	$0.17

Warrants Outstanding			Warrants Exercisable

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.17	12,000,000	3.0	$0.17	12,000,000	3.0
0.17	675,000	2.75	0.17	675,000	2.75
	12,675,000	2.98	$0.17	12,675,000	2.98

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

	For the year ended August 31, 2013	From Inception to August 31, 2013
Revenues	$—	$—
Selling, general and administrative expenses	317,847	933,484
Other expenses	3,798	3,929
Net loss	$321,645	$937,413

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Godfrey, Former CEO, President and CFO (1)	2013 2012	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Barry Tenzer, CEO, CFO, President, Secretary (2)	2013 2012	54,000--	7,000--	-- --	-- --	-- --	-- --	-- --	-- --

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description

10.1	Agreement between the Company and Creative Media Farm SL dated September 18, 2012

10.2	Extension of agreement between the Company and Creative Media Farm SL dated August 5, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

___________________

(1) Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

October 15 , 2014	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	October 15, 2014
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer),Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	October 15, 2014
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

27