Form 10-K
period 2014-08-31
DiMi Telematics International, Inc.
filed 2014-12-15
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 28, 2014, based upon the $0.0122 per share closing price of such stock on that date, was $221,054.

There were 7,268,136 shares of common stock outstanding as of December 12, 2014.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

Background

On October 28, 2011, DiMi Telematics International, Inc. (“DTII”) entered into a Share Exchange Agreement (the “Share Exchange”) with DiMi Telematics, Inc. (“DTI”) and its stockholders. Pursuant to the agreement, DTII issued 87,450,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI. As a result of the Share Exchange Agreement, DTI became a subsidiary of DTII.  DTII assumed operation of DTI and entered the Telematics, or Machine-to-Machine (“M2M”), industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, 15,000,000 of DTII’s issued and outstanding shares of common stock were surrendered for cancellation.

The following discussion includes information about the business operations, management and financial condition of DTII and DTI. Unless specifically set forth to the contrary, when used in this report the terms “we,” “us,” “our,” the “Company” and similar terms refer to DTII, a Nevada corporation, and its wholly owned subsidiary DTI, also a Nevada corporation.

General

The Company designs, develops and distributes M2M communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, the Company is endeavoring to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

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

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which is anticipated will take place in the first calendar quarter of 2015. We have also instructed our outsource software developer to begin work on smartphone apps to work in conjunction with version 4.0. For more information on our agreements with our outsource software developer for the development of version 4.0 and corresponding smartphone apps to work in conjunction with version 4.0, see “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Our DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to demonstrate the efficacy of the DiMi technology and its M2M communications platform.  Moving forward, the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

Some conventional systems are controlled by human operators and, thus, require maintenance staff on-site or on-call to control, maintain and otherwise operate them. Others may be controlled electronically or through a combination of electronic and human control. These systems force building owners to extend additional resources and incur burdensome costs in order to maintain proper operation of the systems, as well as account for human errors that may result from improper system operation or management. Moreover, many conventional systems are not capable of remotely controlling multiple buildings having multiple building functionalities using a single monitor and control device that is adaptable to the various control interfaces used by the buildings and facility managers.

Our DiMi solution works as a centralizing component of a facility or multiple facilities’ management system, acquiring and interpreting data from literally thousands of networked devices’ monitoring systems, operating in multiple locations.

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

Routine Maintenance

Many forms of routine maintenance that can be automated can be controlled directly using the DiMi M2M communications solution. From pre-defined schedules, on a demand basis when equipped with the proper sensors, or from a user’s IM account anywhere the Internet is accessible, maintenance can be performed at will. As an example, automated service calls can be enabled when the boiler is operating outside of predetermined optimal ranges. Or, storage tank levels can be preset to enable DiMi to trigger automatic scheduling of oil deliveries.

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

Secondary Target Markets

Distilling customer needs to discrete services allows us to target and expand high value opportunities and generate critical need niches in vertical market sectors. The Company’s key competitive differentiation in the marketplace is expected to be a combination of these niches into a consolidated service, offering a single point of customer interface.

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

One possible DiMi application is managing an industrial complex’s consumption of energy by reducing or shifting electricity use to improve electric grid reliability, manage electricity costs, and encourage load shifting or load shedding during times when the electric grid is near capacity. Another application would be real-time remote monitoring and control of automated irrigation systems for a commercial farming enterprise or monitoring and detecting tank leaks at oil refineries.

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

Certain U.S. legislation (e.g., the Food Safety Act of 1990, Quick Frozen Foodstuffs Regulations of 1995 and the Temperature Control Regulations of 1995) mandates that mobile transporters of chilled food products closely monitor the temperature of goods in transit in order to protect them from spoilage. Working in concert with automated, wireless temperature monitoring devices, DiMi is able to transmit alerts directly to fleet managers and/or refrigerated truck drivers when load temperatures approach predefined levels requiring immediate attention.

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

We have also taken – and will continue to take – the necessary steps to secure the proprietary aspects of our applications through patent filings in the U.S. and in key international markets. Moreover, we intend to remain focused on proactively developing best-of-breed, internet-enabled M2M solutions that are designed to effectively meet the evolving needs of our primary target market, namely web-based remote asset tracking, management and control with applications in the commercial, industrial, educational, government and military sectors.

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

Among the public companies with which we may compete are: Digi International, Inc. (Nasdaq:DGII); EnerNOC, Inc. (Nasdaq:ENOC); Evolving Systems, Inc. (Nasdaq:EVOL); Gemalto, NV (OTCQB:GTOFF); Numerex Corp. (Nasdaq:NMRX); RF Monolithics, Inc. (Nasdaq: RFMI);Telular Corporation (Nasdaq:WRLS); and Trimble Navigation Ltd. (Nasdaq:TRMB). Many of these competitors have greater name recognition as well as financial and other resources than we have. We may never become a competitive influence in the marketplace.

Plan of Operations

The Company is headquartered in New York City and incorporated under the laws of Nevada. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, once commercial roll-out of DiMi takes place, our company’s operating activities will be centralized in three core areas:

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

Currently, the Company, in collaboration with its outsource software development team, is engaged in developing the next generation of its M2M communications platform: DiMi version 4.0 is being designed to provide for a number of technological enhancements and new user benefits being built into the system, including Voice Over Internet Protocol. Based on current development timelines, DiMi version 4.0 should be finalized and ready for commercial launch on or before the end of the first calendar quarter of 2015.

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

Employees

As of November 25, 2014, other than our officers and directors, we had no full time or part time employees other than our Chief Executive Officer

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

At August 31, 2014, we had working capital of approximately $432,414. We will require significant cash during fiscal 2015, in order to grow our business, including to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions or for any other purpose. The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares of preferred stock are issued and outstanding as of August 31, 2014. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

We have limited staffing and are relying on our outsource software developer to create version 4.0 of our DiMi platform. If the outsource software developer delays or curtails progress on our platform, we may not be able to roll out the related platform in desired configurations, or in a timely manner. In addition, we may not be able to replace the functionality provided by the third-party software that we currently offer if that software becomes obsolete, defective, or incompatible with future versions of our software (especially if we use different outsource software developers for different versions of our platform) or if the software is not adequately maintained or updated. Even though other software developers are available, qualification of the alternative developer and establishment of reliable software code could result in delays and a possible loss of sales as well as a significant increase in development costs, which could harm our operating results. In addition, defective or delayed roll out of our platform could harm our reputation and brand recognition.

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

“Penny stock” rules may make buying or selling our common stock difficult and severely limit its market and liquidity.

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

Although the Company’s common stock is eligible for quotation on the OTC QB, the trading market in the common stock has substantially less liquidity than shares of companies listed on national securities exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to, among other reasons, limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

The Company’s current executive offices are 290 Lenox Ave, New York City, New York, 10027, and the property consist of 500 square feet of finished office space. We had a three-year lease through August 31, 2014 and are currently renting the office space on a month-to-month basis. We believe that the current office space is adequate to meet our current needs.

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

Fiscal Year 2013	High	Low
First Quarter	$0.048	$0.013
Second Quarter	$0.0183	$0.011
Third Quarter	$0.0159	$0.005
Fourth Quarter	$0.02	$0.005
Fiscal Year 2014	High	Low
First Quarter	$0.65	$0.20
Second Quarter	$0.20	$0.45
Third Quarter	$1.20	$0.005
Fourth Quarter	$0.69	$0.17

On August 31, 2014, the closing price of our common stock as reported on the OTC QB was $0.35 per share.

Holders. As of August 31, 2014, there were approximately 332 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2014. We have not authorized any such plan for the fiscal year ended August 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2014, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

The Company’s proprietary M2M solution utilizes a cloud-based, two-way communications delivery platform, marketed as “DiMi.” Leveraging the power, scalability and flexible turnkey advantages of DiMi’s patent-pending software and hosting platform, users are able to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device while located anywhere in the world.

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

The newest version of DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which it is anticipated will take place in the first calendar quarter of 2015. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi 4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by March, 2015; and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform; and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0.

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

As soon as practicable, the Company intends to concentrate its commercialization efforts on marketing the DiMi solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

Employees

As of August 31, 2014, other than its officers and directors, the Company employed no full time and no part time employees, other than our Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, we had cash and cash equivalents of $437,772 and a net working capital of $432,414.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $394,044 and had an accumulated deficit of $1,331,457.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dimi Telematics International, Inc.

We have audited the accompanying balance sheets of Dimi Telematics International, Inc. (Formerly First Quantim Ventures, Inc.) as of August 31, 2014 and August 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended August 31, 2014 and August 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimi Telematics International, Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years ended August 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

December 15, 2014

Dimi Telematics International, Inc.
Consolidated Balance Sheet
	August 31,	August 31,
Assets	2014	2013
Current assets
Cash	$437,772	$437,970
Total current assets	437,772	437,970
DiMi Platform	334,685	241,275
iPhone applications, net of amortization of $7,333 and $3,667, respectively	3,667	7,333
Intellectual property, net of amortization of $614 and $482, respectively	1,576	1,708
Total assets	$777,700	$688,286
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$5,358	$17,000
Accounts payable - related party	-	4,500
Total current liabilities	5,358	21,500
Commitments and contingencies
Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; 0 and 1,000 shares issued and outstanding as of
August 31, 2014 and August 31, 2013, respectively	-	1
Common stock, $0.001 par value: 800,000,000 authorized;
5,028,136 shares issued and outstanding as of
August 31, 2014 and August 31, 2013, respectively	7,268	3,528
Additional paid in capital	2,096,531	1,600,670
Accumulated deficit	(1,331,457)	(937,413)
Total stockholders' equity	772,342	666,786
Total liability and stockholders' equity	$777,700	$688,286

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statements of Operations

	For the	For the
	year	year
	ended	ended
	August 31,	August 31,
	2014	2013
Revenue	$-	$-

Operating expenses:
Selling, general and administrative expenses	389,198	317,847
Amortization expense	3,798	3,798
Total operating expenses	392,996	321,645
Other Income (expense):
Interest expense	(1,049)	-
	(1,049)	-

Loss before income tax	(394,045)	(321,645)
Provision for income tax	-	-
Net Loss	$(394,045)	$(321,645)

Net loss per share: basic and diluted	$(0.08)	$(0.09)

Weighted average share outstanding	4,772,257	3,419,909
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statement of Stockholders' Equity

	Preferred	Preferred	Common	Common
	Shares	Par	Shares	Par		Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Deficit	Total
August 31, 2012	1,000	$1	3,278,136	$3,278	$1,350,920	$(615,768)	$738,431

Sale of common stock			250,000	250	249,750		250,000

Net loss						(321,645)	(321,645)
Ending Balance
August 31, 2013	1,000	$1	3,528,136	$3,528	$1,600,670	$(937,413)	$666,786

Conversion preferred to
common shares	(1,000)	(1)	1,000,000	1,000	(999)		-

Sale of common stock			2,740,000	2,740	496,860		499,600

Net loss						(394,045)	(394,045)
Ending Balance
August 31, 2014	-	$-	7,268,136	$7,268	$2,096,531	$(1,331,458)	$772,341

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	year	year
	ended	ended
	August 31,	August 31,
	2014	2013
Cash flows from operating activities
Net loss	$(394,045)	$(321,645)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	3,798	3,799
Changes in operating assets and liabilities
Prepaid expense	-	9,000
Accounts payable	(11,641)	468
Accounts payable - related party	(4,500)	4,500
Net Cash used in operating activities	(406,388)	(303,878)

Cash flows from investing activities
DiMi platform	(93,410)	(241,275)
Net cash used in investing activities	(93,410)	(241,275)

Cash flow from financing activities
Proceeds from common stock sale	499,600	250,000
Net cash provided by financing activities	499,600	250,000

Net increase in cash and cash equivalents	(198)	(295,153)
Cash and cash equivalents at beginning of period	437,970	733,123
Cash and cash equivalents at end of period	$437,772	$437,970
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock exchanged
for 1,000 shares of preferred stock	$1,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DiMi Telematics International, Inc.

(Formerly First Quantum Ventures, Inc.)

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $394,044 for the year ended August 31, 2014 and had an accumulated deficit of $1,331,457 as of August 31, 2014.  The Company had net working capital of $432,414 as of August 31, 2014.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is above the FDIC limit. The amount in excess of the FDIC limit is $187,772 as of August 31, 2014.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the first calendar quarter of 2015. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 12,675,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended August 31, 2014.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	August 31, 2014	August 31, 2013
Intellectual property	$2,190	$2,190
Less: amortization	614	482
Net intellectual property	$1,576	$1,708

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the year months ended August 31, 2014 and 2013 amounted to $132 and $482, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and will be amortized over a three year period.

	August 31, 2014	August 31, 2013
Intellectual property	$11,000	$11,000
Less: amortization	7,333	3,667
Net intellectual property	$3,667	$7,333

Amortization expense for the iPhone application for the year ended August 31, 2014 and 2013 amounted to $3,666 and $3,667, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by first quarter 2015.  A total of $334,685 has been paid.

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

On November 13, 2013, the Company received $450,000 in connection with the security purchase agreement on November 20, 2013 in the amount of $450,000. The Company will issue shares of common stock at a future date for satisfaction of note. On March 13, 2014, 1,500,000 shares of common stock was issue to satisfy the note.

On April 9, 2014, the Company entered into a Security Purchase Agreement for the sale of 240,000 share of common stock in the amount of $9,600. The shares were issued on June 3, 2014.

On April 25, 2014, the Company entered into a Security Purchase Agreement for the sale of 1,000,00 shares of common stock in the amount of $40,000. The shares were issued on June 3, 2014.

On June 3, 2014 the Company converted 1,000 shares of Series A Convertible Preferred Stock for 1,000,000 shares of common stock.

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

During the first quarter, the Company issued 337,500 Class A Warrants at an exercise price of $0.17 per share and issued 337,500 Class B Warrants at an exercise price of $0.25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted- Average Price Per Share
Beginning balance September 1, 2012	12,000,000	$17
Granted	675,000	17
Exercised
Cancelled or expired
Ending balance August 31, 2012	12,675,000	17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2013	12,675,000	$17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2014	12,675,000	$17

Warrants Outstanding			Warrants Exercisable
Weighted	Weighted
Average	Weighted	Average
Remaining	Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$17	12,000,000	2.75	$17	12,000,000	2.75
17	675,000	2.50	17	675,000	2.50
	12,675,000	2.74	$17	12,675,000	2.74

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

7. COMMITMENTS AND CONTINGENCIES

As of August 31, 2014 there were no continuing commitments and contingencies.

8.  SUBSEQUENT EVENTS.

Management has performed an evaluation after the balance sheet date through the date of this document and has determined that no reportable events have occurred.

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

As of August 31, 2014, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

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

Barry Tenzer, age 81, served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Mr. Tenzer founded, managed and served as a board member of numerous private and public companies operating in a broad range of industries, including real estate, property management, construction, legal services, commercial packaging, cemetery, auto sales and chartered aviation services. From 1968 to 1981, he was General Partner of 527 Madison Avenue Company NY, LP, and No. 34th St. Company, L.P., and Limited Partner in approximately 20 real estate investments. From 1976 to 2003, Mr. Tenzer was the CEO of HIG Corporation, which owned and operated six cemeteries in Maryland, Virginia and Florida. From 1997 to 2003, Mr. Tenzer also founded and served as President and CEO of Motorcars Auto Group, Inc., a company engaged in the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Mr. Tenzer currently serves as General Partner of Northerly Company, a real estate partnership. Mr. Tenzer graduated from Cornell University, where he was awarded his BA degree, in 1953, and from NYU Law School, where he earned his LLB, in 1956. Mr. Tenzer was admitted to the New York Bar in 1957 and practiced law in private practice until 1961.

Roberto Fata, age 45, served as Executive Vice President – Business Development and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Since 1991, Mr. Fata has been employed by the FATA Organization, a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years. As the firm’s President and Managing Director, he has played a leadership role in the revitalization of Harlem, one of Manhattan’s most famous neighborhoods. He currently serves on the Board of Directors for both the Greater Harlem Board of Realtors and the 125th Street Business Improvement District. In 2006, Mr. Fata founded DiMi PA, Inc. to commercialize DiMiSpeaks, a facility management software and hosting solution that he developed to better manage the many building operating systems that support all of the FATA Organization’s real estate properties. In 2010, Mr. Fata sold the assets of DiMi PA to DiMi Telematics and he now serves as Executive Vice President of Business Development and a Director.

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

Roberto Fata has been employed by the FATA Organization, a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for approximately 20 years. Mr. Fata’s experience in the real estate business and his role in the development of the Company’s proprietary software, make him a critical resource in our quest to commercialize our DiMi solution.

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

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by using 2014 and 2013 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at August 31, 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barry Tenzer	2014	72,000	7,000	--	--	--	--	--	--
CEO President Secretary	2013	54,000	7,000	--	--	--	--	--	--

Roberto Fata	2014	--	--	--	--	--	--	--	--
Exec VP	2013	--	--	--	--	--	--	--	--

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

We have not established standard compensation arrangements for our directors and do not have any agreements or understandings to compensate directors for their services as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of August 31, 2014, and following our acquisition of DTI, we had 5,028,136 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Roberto Fata	960,000	(1)	17.43%
Barry Tenzer	432,000		8.59%
Officers and Directors as a group (2 persons)	1,392,000	(1)	25.27%
Lyle Hauser (2)	2,438,400		44.27%

———————

(1) Consists of 480,000 outstanding shares and 480,000 shares issuable upon exercise of currently outstanding warrants exercisable until August 31, 2015 at $.17 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2014	$17,000	none	none	none
2013	$14,500	none	none	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended August 31, 2014 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2014, for filing with the Securities and Exchange Commission.

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

DIMI TELEMATICS INTERNATIONAL, INC.

December 15, 2014	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	December 15, 2014
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	December 15, 2014
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

