Form 10-K/A
period 2014-08-31
DiMi Telematics International, Inc.
filed 2015-01-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the scal year ended August 31, 2014, as originally filed with the Securities and Exchange Commission (the "SEC' on December 15, 2014 (the "Original Filing"). We are filing this Amendment No. 1 solely in order to co ect typographical errors in Item 8. Financial Statements and Supplementary Data of the Original Filing, specifically, certain information regarding the amount and exercise price of certain warrants issued by us.

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

On June 3, 2014 the Company converted 1,000 shares of Series A Convertible Preferred Stock for 1,000,000 shares of common stock.

Warrants

The Company issued 120,000 Common Stock warrants, at an exercise price of $17.00 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the first quarter, the Company issued 33,750 Class A Warrants at an exercise price of $17.00 per share and issued 33,750 Class B Warrants at an exercise price of $25.00 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense was recognized for the period ended February 29, 2012 was $9.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted- Average Price Per Share
Beginning balance September 1, 2012	120,000	$17
Granted	6,750	17
Exercised
Cancelled or expired
Ending balance August 31, 2012	126,750	17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2013	126,750	$17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2014	126,750	$17

Warrants Outstanding			Warrants Exercisable
Weighted	Weighted
Average	Weighted	Average
Remaining	Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$17	120,000	2.75	$17	120,000	2.75
17	6,750	2.50	17	6,750	2.50
	126,750	2.74	$17	126,750	2.74

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

DIMI TELEMATICS INTERNATIONAL, INC.

January 16, 2015	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	January 16, 2015
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	January 16, 2015
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

