Form 10-Q
period 2014-11-30
DiMi Telematics International, Inc.
filed 2015-01-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

Commission file number: 000-52759

DIMI TELEMATICS INTERNATIONAL, INC.

(Name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Lenox Avenue, New York, NY10027
(Address of principal executive offices)(Zip Code)

(855) 633-3738

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

Yes ☒No ☐

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

Yes ☐ No ☒

As of January 9, 2015, there were 7,268,136 shares of common stock outstanding.

1

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2014 as filed with the SEC on December 15, 2014. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2014 and August 31, 2014 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Dimi Telematics International, Inc.
Condensed Consolidated Balance Sheet
(unaudited)

	November 30,	August 31,
Assets	2014	2014
Current assets
Cash	$386,020	$437,772
Total current assets	386,020	437,772

DiMi Platform	334,685	334,685
iPhone applications, net of amortization of $8,250 and $7,333, respectively	2,749	3,667
Intellectual property, net of amortization of $646 and $616, respectively	1,544	1,576
Total assets	$724,998	$777,700

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$5,358	$5,358
Total current liabilities	5,358	5,358

Commitments and contingencies
Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of
November 30, 2014 and August 31, 2014, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized;
7,268,136 shares issued and outstanding as of
November 30, 2014 and August 31, 2014, respectively	7,268	7,268
Additional paid in capital	2,096,531	2,096,531
Accumulated deficit	(1,384,159)	(1,331,457)
Total stockholders' equity	719,640	772,342
Total liability and stockholders' equity	$724,998	$777,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	November 30,	November 30,
	2014	2013
Revenue	$-	$-
Operating expenses:
Selling, general and administrative expenses	51,752	85,054
Amortization expense	950	950
Total operating expenses	52,702	86,004

Loss before income tax	(52,702)	(86,004)
Provision for income tax	-	-
Net Loss	$(52,702)	$(86,004)

Net loss per share: basic and diluted	$(0.01)	$(0.02)

Weighted average share outstanding	7,268,136	3,527,169
basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	November 30,	November 30,
	2014	2013
Cash flows from operating activities
Net loss	$(52,702)	$(86,004)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	950	950
Changes in operating assets and liabilities
Prepaid expense	-	-
Accounts payable	-	(5,265)
Accounts payable - related party	-	-
Net Cash used in operating activities	(51,752)	(90,319)
Cash flows from investing activities
DiMi platform	-	(58,511)
Net cash used in investing activities	-	(58,511)

Cash flow from financing activities
Proceeds from short term loan	-	450,000
Proceeds from common stock sale	-	-
Net cash provided by financing activities	-	450,000

Net increase in cash and cash equivalents	(51,752)	301,170
Cash and cash equivalents at beginning of period	437,772	437,970
Cash and cash equivalents at end of period	$386,020	$739,140

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock exchanged
for 1,000 shares of preferred stock	$1,000	$-

The accompanying notes are an integral part of these condensed  consolidated financial statements.

DiMi Telematics International, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2014, and the results of operations and cash flows for the three months ended November 30, 2014 and 2013. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $52,702 for the three months ended November 30, 2014 and had an accumulated deficit of $1,384,159 as of November 30, 2014.  The Company has net working capital of $380,662 as of November 30, 2014.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the second quarter 2015. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

 Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 1,268 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended November 30, 2014.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	November 30, 2014	August 31, 2014
Intellectual property	$2,190	$2,190
Less: amortization	646	614
Net intellectual property	$1,544	$1,576

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended November 30, 2014 and 2013 amounted to $33 and $33, respectively.

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and is being amortized over a three year period.

	November 30, 2014	August 31, 2014
Intellectual property	$11,000	$11,000
Less: amortization	8,251	7,333
Net intellectual property	$2,749	$3,667

Amortization expense for the iPhone application for the three months ended November 30, 2014 and 2013 amounted to $917 and $917, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by second quarter 2015. A total of $334,685 has been paid to develop the platform as of November 30, 2014.

5. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

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

On February 20, 2014, the Company effected a 1-for-100 reverse stock split of the Company’s outstanding stock.

On April 9, 2014, the Company entered into a Security Purchase Agreement for the sale of 240,000 share of common stock in the amount of $9,600. The shares were issued on June 3, 2014.

On April 25, 2014, the Company entered into a Security Purchase Agreement for the sale of 1,000,000 shares of common stock in the amount of $40,000. The shares were issued on June 3, 2014.

On June 3, 2014 the Company converted 1,000 shares of Series A Convertible Preferred Stock for 1,000,000 shares of common stock.

Warrants

DTI issued 120,000 Common Stock warrants, at an exercise price of $17.00 per share, pursuant to an Asset Purchase Agreement on July 29, 2011 for the purchase of intellectual property. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

During the first quarter of its fiscal year 2011 DTI issued 33,750 Class A warrants at an exercise price of $17.00 per share and issued 33,750 Class B Warrants at an exercise price of $25.00 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share

Balance August 31, 2013	126,750	$17.00
Granted	-	-

Exercised
Cancelled or expired
Ending balance August 31, 2014	126,750	17.00
Granted
Exercised
Canceled or expired
Outstanding at November 30, 2014	126,750	$17.00

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$17.00	120,000	1.5
17.00	6,750	1.75
	126,750	1.51

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Executive Vice President – Business Development.

7. COMMITMENTS AND CONTINGENCIES

As of November 30, 2014 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

The Share Exchange qualified as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each jurisdiction where any of the stockholders reside.

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

The newest version of DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which it is anticipated will take place in the second calendar quarter of 2015. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi 4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by June, 2015; and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform; and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0

Marketing Plan

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

Employees

As of November 30, 2014, the Company’s CEO is the only employee.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014, we had cash of $386,020 and net working capital of $380,662.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $52,702 for the three months ended November 30, 2014 and had an accumulated deficit of $1,384,159.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) pursuant to Rule 13a-15 under the 1934 Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors, to allow timely decisions regarding required disclosure.

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

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Documents filed, unless stated otherwise, as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*This exhibit shall be deemed to be furnished rather than filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

January 16, 2015	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

