Form 10-Q
period 2015-02-28
DiMi Telematics International, Inc.
filed 2015-04-14
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 14, 2015, there were 7,268,136 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2014 as filed with the SEC on December 15, 2014. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 28, 2015 and August 31, 2014 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

	February 28,	August 31,
Assets	2015	2014
Current assets
Cash	$290,438	$437,772
Total current assets	290,438	437,772

DiMi Platform	334,685	334,685
iPhone applications, net of amortization of $9,167 and $7,333, respectively	1,833	3,667
Intellectual property, net of amortization of $679 and $614, respectively	1,511	1,576
Total assets	$628,467	$777,700

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$8,723	$5,358
Total current liabilities	8,723	5,358

Commitments and contingencies

Stockholders' Equity
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 7,268,136 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively	7,268	7,268
Additional paid in capital	2,096,531	2,096,531
Accumulated deficit	(1,484,055)	(1,331,457)
Total stockholders' equity	619,744	772,342
Total liability and stockholders' equity	$628,467	$777,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	95,716	143,298	150,699	228,352
Amortization expense	950	950	1,899	1,899
Total operating expenses	96,666	144,248	152,598	230,251

Loss before income tax	(96,666)	(144,248)	(152,598)	(230,251)
Provision for income tax	-	-	-	-
Net Loss	$(96,666)	$(144,248)	$(152,598)	$(230,251)

Net loss per share: basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.07)

Weighted average share outstanding basic and diluted	7,268,136	3,528,136	7,268,136	3,528,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(152,598)	$(230,251)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,899	1,899
Changes in operating assets and liabilities
Accounts payable	3,365	(12,964)
Accounts payable - related party	-	(4,500)
Net Cash used in operating activities	(147,334)	(245,816)

Cash flows from investing activities
DiMi platform	-	(86,510)
Net cash used in investing activities	-	(86,510)

Cash flow from financing activities
Proceeds from short term loan	-	450,000
Net cash provided by financing activities	-	450,000

Net increase in cash and cash equivalents	(147,334)	117,674
Cash and cash equivalents at beginning of period	437,772	437,970
Cash and cash equivalents at end of period	$290,438	$555,644
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock exchanged for 1,000 shares of preferred stock	$-	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2015, and the results of operations and cash flows for the six months ended February 28, 2015 and 2014. The results of operations for the six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

On March 15, 2012, First Quantum changed its name to DiMi Telematics International, Inc.

Nature of Business Operations

DTI was formed on January 28, 2011 as Medepet Inc. as a Nevada corporation.  During its first year of operations DTI redefined its business purpose and operation.  On June 30, 2011, DTI changed its name from Medepet Inc. to Precision Loc8.  On July 28, 2011, DTI changed its name from Precision Loc8 to Precision Telematics Inc. On August 10, 2011, DTI changed its name to DiMi Telematics Inc.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $152,598 for the six months ended February 28, 2015 and had an accumulated deficit of $1,484,055 as of February 28, 2015.  The Company has net working capital of $281,715 as of February 28, 2015.

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents includes highly liquid debt instruments with maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the third quarter of 2015. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 1,268 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended February 28, 2015.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	February 28, 2015	August 31, 2014
Intellectual property	$2,190	$2,190
Less: accumulated amortization	679	614
Net intellectual property	$1,511	$1,576

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended February 28, 2015 and 2014 amounted to $33 and $33, respectively. Amortization expense for the six months ended February 28, 2015 and 2014 amounted to $66 and $66, respectively

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and is being amortized over a three year period.

	February 28, 2015	August 31, 2014
Intellectual property	$11,000	$11,000
Less: accumulated amortization	9,167	7,333
Net intellectual property	$1,833	$3,667

Amortization expense for the iPhone application for the three months ended February 28, 2015 and 2014 amounted to $917 and $917, respectively. Amortization expense for the iPhone application for the six months ended February 28, 2015 and 2014 amounted to $1,834 and $1,834, respectively

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by third quarter 2015. A total of $334,685 has been paid to develop the platform as of February 28, 2015.

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

During the first quarter of its fiscal year 2011 DTI issued 33,750 Class A warrants at an exercise price of $17 per share and issued 33,750 Class B Warrants at an exercise price of $25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Balance August 31, 2013	126,750	$17.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2014	126,750	17.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at February 28, 2015	126,750	$17.00

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$17	120,000	1.25
17	6,750	1.5
	126,750	1.26

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Business Development.

7. COMMITMENTS AND CONTINGENCIES

As of February 28, 2015 there are no continuing commitments and contingencies.

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

Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTI. On February 20, 2014 the Company effected a 1-for-100 reverse stock split and increased its authorized common stock shares to 800,000,000.

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

On March 15, 2012, the Company changed its name to DiMi Telematics International, Inc.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to its then stockholders of record whereby the Company issued an additional 1,018,792 shares of common stock. On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to its then stockholders of record whereby an additional 2,138,585 shares were issued. The outstanding warrants were automatically adjusted accordingly. The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

The newest version of DiMi is currently being beta tested in anticipation of the initial commercial roll-out of version 4.0, which it is anticipated will take place in the third calendar quarter of 2015. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi 4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by June, 2015; and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform; and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0

Marketing Plan

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

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving direct sales (“Solutions Team”); channel sales (via leading Value-Added Resellers (“VARs”) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets); and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (“OEMs”) and large cellular carriers and dealers.

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

Employees

As of February 28, 2015, the Company’s CEO is the only employee.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015, we had cash of $290,438 and net working capital of $281,715.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $152,598 for the six months ended February 28, 2015 and had an accumulated deficit of $1,484,055.

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

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors, to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

●	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

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

DIMI TELEMATICS INTERNATIONAL, INC.

April 14, 2015	By:	/s/ Barry Tenzer
Barry Tenzer, President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

