Form 10-Q
period 2015-05-31
DiMi Telematics International, Inc.
filed 2015-07-20
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes ☐ No ☒

As of July 20, 2015, there were 7,268,136 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2014 as filed with the SEC on December 15, 2014. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2015 and August 31, 2014 and the results of its operations and cash flows for the periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Dimi Telematics International, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

Assets	May 31, 2015	August 31, 2014
Current assets
Cash	$236,476	$437,772
Total current assets	236,476	437,772

DiMi Platform	334,685	334,685
iPhone applications, net of amortization of $10,083 and $7,333, respectively	917	3,667
Intellectual property, net of amortization of $712 and $614, respectively	1,478	1,576
Total assets	$573,556	$777,700

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$15,733	$5,358
Total current liabilities	15,733	5,358

Commitments and contingencies

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 7,268,136 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	7,268	7,268
Additional paid in capital	2,096,531	2,096,531
Accumulated deficit	(1,545,976)	(1,331,457)
Total stockholders' equity	557,823	772,342
Total liability and stockholders' equity	$573,556	$777,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	60,972	84,126	211,670	312,478
Amortization expense	950	950	2,849	2,849
Total operating expenses	61,922	85,076	214,519	315,327

Loss before income tax	(61,922)	(85,076)	(214,519)	(315,327)
Provision for income tax	-	-	-	-
Net Loss	$(61,922)	$(85,076)	$(214,519)	$(315,327)

Net loss per share: basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.08)

Weighted average share outstanding basic and diluted	7,268,136	4,783,371	7,268,136	3,952,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dimi Telematics International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Cash flows from operating activities
Net loss	$(214,519)	$(315,327)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	2,849	2,849
Changes in operating assets and liabilities
Accounts payable	10,374	(14,718)
Accounts payable - related party	-	(4,500)
Net Cash used in operating activities	(201,296)	(331,696)

Cash flows from investing activities
DiMi platform	-	(93,410)
Net cash used in investing activities	-	(93,410)

Cash flow from financing activities
Proceeds from common stock payable	-	49,600
Proceeds from common stock sale		450,000
Net cash provided by financing activities	-	499,600

Net increase in cash and cash equivalents	(201,296)	74,494
Cash and cash equivalents at beginning of period	437,772	437,970
Cash and cash equivalents at end of period	$236,476	$512,464
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2015, and the results of operations and cash flows for the nine months ended May 31, 2015 and 2014. The results of operations for the nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $214,519 for the nine months ended May 31, 2015 and had an accumulated deficit of $1,545,976 as of May 31, 2015.  The Company has net working capital of $220,743 as of May 31, 2015.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance of $250,000.

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

DiMi Platform

The DiMi Platform is stated at cost. Anticipated completion is the fourth quarter 2015. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years.

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

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding warrants to purchase of 1,268 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended May 31, 2015.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	May 31, 2015	August 31, 2014
Intellectual property	$2,190	$2,190
Less: amortization	712	614
Net intellectual property	$1,478	$1,576

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended May 31, 2015 and 2014 amounted to $33 and $33, respectively. Amortization expense for the nine months ended May 31, 2015 and 2014 amounted to $99 and $99, respectively

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the applications is $11,000 and is being amortized over a three year period.

	May 31, 2015	August 31, 2014
Intellectual property	$11,000	$11,000
Less: amortization	10,083	7,333
Net intellectual property	$917	$3,667

Amortization expense for the iPhone application for the three months ended May 31, 2015 and 2014 amounted to $917 and $917, respectively. Amortization expense for the iPhone application for the nine months ended May 31, 2015 and 2014 amounted to $2,751 and $2,751, respectively

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by fourth quarter 2015. A total of $334,685 has been paid to develop the platform as of May 31, 2015.

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

On November 13, 2013, the Company received $450,000 in connection with the security purchase agreement on November 20, 2013 in the amount of $450,000. On March 13, 2014, 1,500,000 shares of common stock were issued in satisfaction of the note.

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

During the first quarter of its fiscal year 2011 DTI issued 33,750 Class A warrants at an exercise price of $17 per share and issued 33,750 Class B Warrants at an exercise price of $25 per share.  The estimated value of the warrants granted in accordance with the Asset Purchase Agreement was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	200%
Expected dividend payout	--
Expected option in life-years	2

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Balance August 31, 2013	126,750	$17.00
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Ending balance August 31, 2014	126,750	17.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at May 31, 2015	126,750	$17.00

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$17	120,000	1.00
17	6,750	1.25
	126,750	1.01

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations. The Company’s lease agreement was executed ? Expense related to this agreement for the three months ended May 31, 2015 and 2014 amounted to $0, respectively. Expenses for the nine months ending May 31, 2015 and 2014 amounted to $0, respectively.

7. COMMITMENTS AND CONTINGENCIES

As of May 31, 2015 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

On July 8, 2015, the board of directors of the Company approved the Consulting Agreement entered into by and between the Company and Roberto Fata (the “Agreement”). The term of the Agreement commenced on March 15, 2015 and is for a period of five years, unless terminated sooner pursuant to the terms of the Agreement. Pursuant to the terms of the Agreement, Mr. Fata will be entitled to receive an aggregate of 750,000 shares of the Company’s Common Stock, in exchange for services to the Company, including the provision of office space for a term of five years that began on August 31, 2014 and that will end on August 31, 2019.

On June 19, 2015, the Company approved the issuance to Barry Tenzer, the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company, of 750,000 shares of Common Stock as compensation for $30,000 of services rendered.

As of the date of this Quarterly Report, none of the 1,500,000 shares of Common Stock has been issued, though the Company expects to issue such shares shortly.

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

Employees

As of May 31, 2015, the Company’s CEO is the only employee.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, we had cash of $236,476 and net working capital of $220,743.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $214,519 for the nine months ended May 31, 2015 and had an accumulated deficit of $1,545,976.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents filed, unless stated otherwise, as exhibits hereto:

Exhibit No.	Description
31.1.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

* This exhibit shall be deemed to be furnished rather than filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

July 20, 2015	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

