Form 10-K
period 2015-08-31
DiMi Telematics International, Inc.
filed 2015-12-30
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $221,054 ..

There were 2,923,907 shares of common stock outstanding as of December 21, 2015.

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

Background

On October 28, 2011, DiMi Telematics International, Inc. (“DTII”) entered into a Share Exchange Agreement (the “Share Exchange”) with DiMi Telematics, Inc. (“DTI”) and its stockholders. Pursuant to the agreement, DTII issued 29,150,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI. As a result of the Share Exchange Agreement, DTI became a subsidiary of DTII.  DTII assumed operation of DTI and entered the Telematics, or Machine to Machine/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, 5,000,000 of DTII’s issued and outstanding shares of common stock were surrendered for cancellation.

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

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is to begin beta tested in anticipation of the initial commercial roll-out of version 4.0, which is anticipated will take place in the second quarter of 2016. We have also instructed our outsource software developer to begin work on smartphone apps to work in conjunction with version 4.0. For more information on our agreements with our outsource software developer for the development of version 4.0 and corresponding smartphone apps to work in conjunction with version 4.0, see “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Uses and Benefits of the DiMi Solution

Based upon the knowledge and experience of our executive management in real estate operations and management, we have initially targeted the real estate management industry for initial commercialization of the DiMi Platform solution. Among the uses and benefits of DiMi in the real estate industry are the following:

“Smart” Facility Management

Today’s buildings – whether residential, commercial, medical or otherwise – are sustained through operation of various utility systems. Through these systems, electricity, heat, HVAC, water, lighting, security and other necessities, are provided to the buildings.

Some conventional systems are controlled by human operators and, thus, require maintenance staff on-site or on-call to control, maintain and otherwise operate such systems. Other systems may be controlled electronically or through a combination of electronic and human control. These systems force building owners to extend additional resources and incur burdensome costs in order to maintain proper operation of the systems, as well as account for human errors that may result from improper system operation or management. Moreover, many conventional systems are not capable of remotely controlling multiple buildings having multiple building functionalities using a single monitor and control device nor can they adapt to various control interfaces that are used by the buildings and facility managers.

Our DiMi solution works as a centralizing component of a facility or multiple facilities’ management system, acquiring and interpreting data from thousands of networked devices monitoring systems operating in multiple locations.

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

DiMi can help maintain consistent temperature throughout buildings and provide the ability for managers to monitor and control irregularities. Users benefit from being able to: prevent system wear and tear from operating under stress, increase the life of the systems through proper timing of maintenance and determine peak efficiencies and set pre-defined conditions and alerts. DiMi’s service can also measure water consumption by unit to ascertain usage by tenant and carbon emissions to track changes.

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

Disaster Management

Water leaks and flooding may be costly for property managers and owners. DiMi can assist with disaster management by providing the ability to monitor strategically placed water sensors in bathrooms, elevator shafts, rooftop drains or any other problematic area. Users will be alerted if there are any irregularities within a defined scope to avert catastrophes. In addition, hurricane shields can be activated from a remote location to avoid disaster and minimize costs in protecting assets.

Routine Maintenance

All forms of routine maintenance that can be automated can be controlled directly using the DiMi M2M communications solution. From pre-defined schedules, on a demand basis when equipped with the proper sensors to a user’s instant messaging (“IM”) account anywhere the Internet is accessible, maintenance can be performed at will. For example, automated service calls can be enabled when a boiler is operating outside of predetermined optimal ranges or, storage tank levels can be preset to enable DiMi to trigger automatic scheduling of oil deliveries

Building Value

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

With respect to restaurants, DiMi provides the ability to monitor the humidity and temperature of walk-in environments, such as freezers, wine cellars and refrigeration units, helping to ensure that meats age properly, cellaring of wines is maintained and cheese or other perishables are well stored. When a power failure or surge occurs, immediate alerts are sent to a manager or owner’s handheld device, enabling quicker response times and reducing the loss of inventory from food spoilage or wine cellar temperature fluctuation.

Weather extremes may also trigger instability in a restaurant environment. DiMi helps by providing the ability to remotely monitor temperatures in one or more restaurants and signal any deviation from normal.

Schools, Colleges and Universities – With DiMi, educational facilities can experience the peace of mind that comes with being able to monitor points of entry as well as restricted areas on-site or remotely from any web-enabled computer or mobile device.

Our solution helps to protect sensitive documents, dormitories and classrooms housing expensive assets, such as computer centers, biotech labs, movie production and digital publishing facilities. Moreover, through use of DiMi’s auditing capabilities, school building managers can mitigate losses due to theft and receive immediate, real-time feedback in emergency situations, including security breaches, fire, smoke, gas leaks, and carbon monoxide and carbon dioxide alerts, among other potential crises.

Healthcare Facilities – In addition to benefiting from the same remote monitor and control capabilities afforded all sectors involving the management of building systems, healthcare facilities can leverage DiMi M2M communications solutions in highly innovative ways to enhance resident patient care.

For instance, DiMi can provide care facilities with an ability to prevent scalding due to inconsistencies in tap water temperature. The risk is increased where the resident population may be elderly, prone to sensory loss or when nerve reaction times are reduced; thus, the intuitive reaction to pull away from the scalding hot water is not sufficient to avoid potentially severe skin burns.

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

We believe we have a competitive advantage and are uniquely positioned as an M2M solution-centric business because our M2M communications platform is hardware-agnostic, and our hosting environment is in the cloud which gives us the ability to help businesses lower their IT infrastructure costs and management requirements while improving performance, scalability and flexibility.

We have also taken, and will continue to take, the necessary steps to secure the proprietary aspects of our applications through patent filings in the U.S. and in key international markets. Moreover, we intend to remain focused on proactively developing best-of-breed Internet-enabled M2M solutions that are designed to effectively meet the evolving needs of our primary target market, namely web-based remote asset tracking, management and control with applications in the commercial, industrial, educational, government and military sectors.

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

We believe that our consultative approach to enabling hosted M2M technologies for our clients, as well as the attention we give to their specific needs, requirements and circumstances, are critical competitive differentiators that we are dedicated to preserving and nurturing as we grow. Moreover, prudent and timely integration of new and emerging digital and web technologies into our M2M communications platform will remain an underpinning mission for us if we are to earn and maintain distinction as a recognized industry leader.

Among the public companies with which we may compete are: Digi International, Inc. (Nasdaq:DGII), EnerNOC, Inc. (Nasdaq:ENOC), Evolving Systems, Inc. (Nasdaq:EVOL), Gemalto, NV (OTCQB:GTOFF), Numerex Corp. (Nasdaq:NMRX), RF Monolithics, Inc. (Nasdaq: RFMI), Telular Corporation (Nasdaq:WRLS) and Trimble Navigation Ltd. (Nasdaq:TRMB). Many of these competitors have greater name recognition as well as financial and other resources than we have. We may never become a competitive influence in the marketplace.

Plan of Operations

DiMi Telematics, Inc. is headquartered in New York City and incorporated under the laws of the State of Nevada. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, once commercial roll-out of DiMi takes place, our Company’s operating activities will be centralized in three core areas:

●	Sales and Marketing will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface.

Our initial sales and marketing team will be comprised of our current management staff, and supplemented by the hiring of dedicated sales professionals as the Company matures. However, we intend to immediately begin building out our global distribution network through reseller and strategic marketing agreements with qualified third party sources. To support and nurture strong relationships with our future sales and marketing partners, we expect to provide co-marketing, trade show support, product training and DiMi demo units, while also actively engaging in industry awareness and leading generation programs.

Once a new client’s core M2M business needs have been confirmed, our solutions team will closely collaborate with the client to design the organizational and process modifications required to ensure a successful DiMi launch, offering full service project definition, management, user interface customization, implementation services and ongoing quality assurance and testing.

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving the following: direct sales (solutions team), channel sales (via leading Value-Added Resellers (“VARs”) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets) and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (“OEMs”) and large cellular carriers and dealers.

●	Operations will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations, 24/7 client service/help desk, professional services and installation support and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platforms.

Our DiMi solution is currently being used to actively monitor property management systems in numerous high-rise commercial and residential buildings in New York City. All beta sites are owned and managed by the FATA Organization. These sites have served to successfully prove the DiMi software technology and hosting platform and will provide the Company’s sales and marketing team with the capability to provide live demonstrations of the DiMi platform.

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

●	Product Development will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis. We anticipate that the creative formulation of enhancements and new product conceptualization will be performed in-house by our officers and directors. Thereafter, we intend to outsource software enhancement and product development to third parties.

Currently, the Company, in collaboration with its outsource software development team, is engaged in developing the next generation of its M2M communications platform, DiMi 4.0, which is being designed to provide for a number of technological enhancements and new user benefits being built into the system, including Voice Over Internet Protocol. Based on current development timelines, DiMi 4.0 should be finalized and ready for commercial launch on or before the end of the second quarter of 2016.

At that time the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

2.            International Application Serial No. PCT/US2010/030882

●           Title: Monitoring and Control Systems and Methods

3.            Taiwan Patent Application Serial No. 99111633

●           Title: Monitoring and Control Systems and Methods

U.S. Trademark Applications

1.       Greenfreak Serial No.: 77724645

2.       Domain Names

http://www.dimispeaks.com

http://www.greenfreak.com

http://www.controlfreak.org

http://www.theicontrol.us

http://www.icontrol.mobi

http://www.icontrolmultiple.com

http://www.icontrolnow.com

http://www.icontrolonline.com

http://www.greened.biz

http://www.greenfreak.biz

http://www.green-freak.com

http://www.green-freak.info

http://www.green-freak.me

http://www.green-freak.mobi

http://www.green-freak.org

http://www.greened.ws

http://www.greenfreak.info

http://www.greenfreak.me

http://www.greenfreak.mobi

http://www.greenfreak.ws

http://www.greened.net

http://www.askdimi.net

http://www.askdimi.org

http://www.askdimi.info

http://www.askdimi.biz

http://www.askdimi.us

http://www.cntrlfreaks.biz

http://www.cntrlfreaks.us

http://www.cntrlfreaks.com

http://www.cntrlfreaks.info

http://www.cntrlfreaks.net

http://www.cntrlfreaks.org

http://www.greenfreak.us

http://www.greenfreak.com

http://www.Precisionloc8.com

http://www.Precisionloc8.net

http://www.Precisionlok8.com

http://www.Precisionlok8.net

http://www.Precisionlocate.com

http://www.Precisionlocate.net

http://www.DiMiTelematics.com

http://www.DiMiTelematics.net

http://www.DiMiTM.com

http://www.DiMiTM.net

http://www.DiMi-tm.com

http://www.DiMi-tm.net

http://www.DiMi-m2m.com

http://www. DiMi-m2m.net

http://www. DiMim2m.com

http://www. DiMim2m.net

History of DTI

DTI was formed as a Nevada corporation on January 28, 2011 under the name Medepet, Inc. On or about May 23, 2011, DTI increased the number of shares it was authorized to issue from 100,000,000 shares, par value $.0001 per share, to 200,000,000 shares of common stock, par value $.0001 per share. On June 30, 2011, Medepet, Inc. changed its name to Precision Loc8, Inc., on July 28, 2011, Precision Loc8, Inc. changed its name Precision Telematics, Inc. and on August 10, 2011, Precision Telematics changed its name to DiMi Telematics, Inc.

On or about July 31, 2011, DTI entered into an Asset Purchase Agreement with Roberto Fata pursuant to which Mr. Fata sold and DTI purchased the technology encompassing DiMi, including certain specified assets used in the remote monitoring and control of building management systems through unique software interface. See “Certain Relationships and Related Transactions.”

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

Fiscal Year End

Following the closing of the Share Exchange pursuant to which DTII acquired DTI, DTII changed its fiscal year end to August 31, so as to correspond to the fiscal year end of DTI.

Employees

As of December 21, 2015, other than our officers and directors, we had no full time or part time employees other than our Chief Executive Officer.

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

At August 31, 2015, we had working capital of approximately $175,355. We will require significant cash during fiscal 2015-16, in order to grow our business, including implementing any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions or for any other purpose. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares of preferred stock are issued and outstanding as of August 31, 2015. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management in the Company's internal control over financial reporting in its annual reports.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to adequately measure compliance. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock” rules. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who trade in the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock.” For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a trade. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit our stock’s market price and liquidity. This could prevent investors from reselling the Company’s common stock and may cause the price of our common stock to decline.

Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock listed on a national securities exchange, and its market price may fluctuate dramatically in the future.

Although the Company’s common stock is eligible for quotation on the OTC Pink, the trading market in the common stock has substantially less liquidity than shares of companies listed on national securities exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to, among other reasons, limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company’s current executive offices are located at 290 Lenox Avenue, New York City, New York, 10027. The property consists of 500 square feet of finished office space. We currently have a five year lease through August 31, 2019. We believe that the current office space is adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our shares of common stock are eligible for quotation on the OTC Pink under the symbol “DIMI”. However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC Pink since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions

Year 2015	High	Low
First Quarter	$1.53	$0.60
Second Quarter	$0.93	$0.30
Third Quarter	$0.66	$0.42
Fourth Quarter	$1.59	$0.42

Year 2014	High	Low
First Quarter	$0.144	$0.039
Second Quarter	$0.055	$0.033
Third Quarter	$0.0477	$0.015
Fourth Quarter	$0.06	$0.015

On December 21, 2015 the closing price of our common stock as reported on the OTC QB was $0.40 per share.

Holders. As of December 21, 2015, there were approximately 339 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2015. We have not authorized any such plan for the fiscal year ended August 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2015, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our then Chief Executive Officer, DTI and the holders of all of the issued and outstanding capital stock of DTI (the “DiMi Stockholders”). Pursuant to the Exchange Agreement, we exchanged 29,150,000 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represented 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became DTII’s wholly-owned subsidiary. In connection with the Share Exchange, (a) 5,000,000 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012 the Company issued a 1 for 1 stock dividend to current stockholders whereby the Company issued an additional 33,959,744 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 71,286,155 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

Sales and Marketing will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface.

Operations will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations, 24/7 client service/help desk, professional services and installation support and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platforms.

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

The newest version of DiMi is to begin beta tested in anticipation of the initial commercial roll-out of version 4.0, which it is anticipated will take place in the second quarter of fiscal year 2016. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by March 2016; and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform; and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0. The services were complete and payments for the extensions were paid between August 2013 and April 2014.

Marketing Plan

Strategically, the Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise.

We have also taken, and will continue to take, the necessary steps to secure the proprietary aspects of our applications through patent filings in the U.S. and in key international markets. Moreover, we intend to remain focused on proactively developing best-of-breed Internet-enabled M2M solutions that will effectively meet the evolving needs of our primary target market, namely web-based remote asset tracking, management and control with applications in the commercial, industrial, educational, government and military sectors.

As soon as practicable, the Company intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving direct sales (solutions team), channel sales (via leading Value-Added Resellers (VARs) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets) and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (OEMs) and large cellular carriers and dealers.

Employees

As of August 31, 2015, the Company employed no full time and no part time employees other than its Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED AUGUST 31, 2015 AND 2014

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended August 31, 2015 totaled $392,684, a increase of $3,486 compared to selling, general and administrative expenses of $389,198 for the year ended August 31, 2014. Stock based compensation expense in the amount of $105,000 and $0 during the year ended August 31, 2015 and 2014, respectively. Payroll expense amounted to $93,645 and $85,659 for the year ended August 31, 2015 and 2014, respectively. Consulting expense amounted to $47,280 and $104,821 for the year ended August 31, 2015 and 2014, respectively. Professional fees amount to $116,138 and $106,471 for the year ended August 31, 2015 and 2014 respectively.

Amortization Expense

Amortization expense for the years ended August 31, 2015 and 2014 totaled $3,798 and $3,798, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense for the years ended August 31, 2015 and 2014, totaled $0 and $1,049 respectively. The Company had no notes during 2015.

Impairment of Asset

Impairment of asset for the year ended August 31, 2015 and 2014, totaled $334,685 and $0, respectively. The impairment was due to the Dimi platform and the complications with finding suitable properties for beta testing.

Net Loss

For the reasons stated above, our net loss for the year ended August 31, 2015 totaled $731,167 or ($0.30) per share, an increase of $337,122 or approximately 85.5% compared to a net loss for the year ended August 31, 2014 that was $394,045. The majority of the additional loss is due to the recognition of impairment on the Dimi platform.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015, we had cash and cash equivalents of $185,869. Net cash used in operating activities for the year ended August 31, 2015 was approximately $251,903. Our current liabilities as of August 31, 2015 totaled $31,514 consisted of: accounts payable and accrued liabilities. We have net working capital of $175,855 as of August 31, 2015.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $731,167 for the year ended August 31, 2015 and had an accumulated deficit of $2,062,214 as of August 31, 2015

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dimi Telematics International, Inc.

We have audited the accompanying consolidated balance sheets of Dimi Telematics International, Inc. (the Company) as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended August 31, 2015 and 2014. Dimi Telematics International, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dimi Telematics International, Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended August 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

December 23, 2015.

Henderson, Nevada

Dimi Telematics International, Inc.

Consolidated Balance Sheets

	August 31	August 31,
	2015	2014
Assets
Current assets
Cash	$185,869	$437,772
Prepaid expenses-stock based	21,000	-
Total current assets	206,869	437,772

Prepaid expense-stock based	74,375	-
DiMi Platform	-	334,685
iPhone applications, net of amortization of $11,000 and $7,333, respectively	-	3,667
Intellectual property, net of amortization of $745 and $614, respectively	1,445	1,576
Total assets	$282,689	$777,700

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$31,514	$5,358
Total current liabilities	31,514	5,358

Stockholders' Equity
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of August 31, 2015 and August 31, 2014, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 2,422,712 shares issued and outstanding as of August 31, 2015 and August 31, 2014, respectively	2,423	2,423
Common stock payable - 500,000 shares	210,000	-
Additional paid in capital	2,101,376	2,101,376
Accumulated deficit	(2,062,624)	(1,331,457)
Total stockholders' equity	251,175	772,342
Total liability and stockholders' equity	$282,689	$777,700

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Operations

	For the year ended
	August 31,	August 31,
	2015	2014

Operating expenses:
Selling, general and administrative expenses	$30,621	$92,247
Payroll expense	93,645	85,659
Professional fees	116,138	106,471
Consulting	47,280	104,821
Stock based Compensation	105,000	-
Amortization expense	3,798	3,798
Loss on impairment of asset	334,685	-
Total operating expenses	731,167	392,996

Loss from operations	(731,167)	(392,996)

Other expense
Interest expense	-	(1,049)
Total other expense	-	(1,049)

Loss before income tax	(731,167)	(394,045)
Provision for income tax	-	-
Net Loss	$(731,167)	$(394,045)

Net loss per share: basic and diluted	$(0.30)	$(0.25)

Weighted average shares outstanding basic and diluted	2,422,712	1,590,752

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
August 31, 2013	1,000	$1	1,176,046	$1,177	$1,603,021	$-	$(937,412)	$666,787

Conversion preferred to common shares	(1,000)	(1)	333,333	333	(332)	-	-	-

Sale of common stock	-	-	913,333	913	498,687	-	-	499,600

Net loss	-	-	-	-	-	-	(394,045)	(394,045)
Ending Balance
August 31, 2014	-	-	2,422,712	2,423	2,101,376	-	(1,331,457)	772,342

Common stock payable for consulting services	-	-	-	-	-	105,000	-	105,000

Common stock payable for stock based compensation	-	-	-	-	-	105,000	-	105,000

Net loss	-	-	-	-	-	-	(731,167)	(731,167)

August 31, 2015	-	$-	2,422,712	$2,423	$2,101,376	$210,000	$(2,062,624)	$251,175

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2015	2014
Cash flows from operating activities
Net loss	$(731,167)	$(394,045)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	3,798	3,798
Loss on impairment	334,685	-
Stock based compensation	114,625	-
Changes in operating assets and liabilities
Accounts payable	26,156	(11,641)
Accounts payable - related party	-	(4,500)
Net Cash used in operating activities	(251,903)	(406,388)

Cash flows from investing activities
DiMi platform	-	(93,410)
Net cash used in investing activities	-	(93,410)

Cash flow from financing activities
Proceeds from common stock sale	-	499,600
Net cash provided by financing activities	-	499,600

Net increase in cash and cash equivalents	(251,903)	(198)
Cash and cash equivalents at beginning of period	437,772	437,970
Cash and cash equivalents at end of period	$185,869	$437,772
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Shares issued for prepaid expense	$105,000	$-
Shares issued for stock based compensation	$105,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

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

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its stockholders. Pursuant to the agreement, the Company issued 29,150,000 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company.  The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 5,000,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has reported a net loss of $731,167 for the year ended August 31, 2015 and had an accumulated deficit of $2,062,624 as of August 31, 2015.  The Company had net working capital of $175,355 as of August 31, 2015.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

We will need additional investments in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we may incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

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

iPhone Application

The iPhone application is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years. As of August 31 2015, I phone application has been fully amortized.

DiMi Platform.

When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 5 years. The impairment was due to the Dimi platform and the complications with finding suitable properties for beta testing. As of August 31, 2015, the company recognized full impairment of the Dimi Platform and expensed $334,685 as a loss from impairment.

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

Net Loss per Share

Basic loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding.. There were no outstanding warrants as of August 31, 2015. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	August 31, 2015	August 31, 2014
Intellectual property	$2,190	$2,190
Less: amortization	745	614
Net intellectual property	$1,445	$1,576

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the years ended August 31, 2015 and 2014 amounted to $131 and $132, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the application is $11,000 and will be amortized over a three year period.

	August 31, 2015	August 31, 2014
Intellectual property	$11,000	$11,000
Less: amortization	11,000	7,333
Net intellectual property	$-	$3,667

Amortization expense for the iPhone application for the year ended August 31, 2015 and 2014 amounted to $3,667 and $3,666, respectively.

4. DiMi PLATFORM

The company has contracted for the development of software to develop and distributes Machine-to-Machine (M2M) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device.  Completion of the software is anticipated to be implemented by second quarter 2016.  The Company has recognized a loss on impairment in the amount of $334,685 as of August 31, 2015. The impairment was due to the Dimi platform and the complications with finding suitable properties for beta testing.

5. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On February 20, 2014, the Company effected a 1 for 100 reverse stock split of the Company’s outstanding stock.

On December 1, 2015 the Company effected a 1 for 3 reverse stock split of the Company’s outstanding stock.

On January 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 3,333,333 shares of common stock in the amount of $100,000.

On April 24, 2013 the Company entered into a Securities Purchase Agreement for the sale of 5,000,000 shares of common stock in the amount of $150,000.

On November 13, 2013, the Company received $450,000 in connection with the security purchase agreement on November 20, 2013 in the amount of $450,000. The Company will issue shares of common stock at a future date for satisfaction of note. On March 13, 2014, 500,000 shares of common stock was issue to satisfy the note.

On April 9, 2014, the Company entered into a Security Purchase Agreement for the sale of 80,000 share of common stock in the amount of $9,600.

On April 25, 2014, the Company entered into a Security Purchase Agreement for the sale of 333,333 shares of common stock in the amount of $40,000.

On June 3, 2014 the Company converted 1,000 shares of Series A Convertible Preferred Stock for 333,333 shares of common stock.

On, July 8, 2015, the Company authorized to issue 250,000 shares of common stock for consulting fees in the amount of $105,000. They have been recorded in stock payable as of August 31, 2015.

On, July 8, 2015, the Company authorized to issue 250,000 shares of common stock for stock based compensation in the amount of $105,000. They have been recorded in stock payable as of August 31, 2015.

Warrants

The Company issued 120,000 Common Stock warrants, at an exercise price of $0.17 per share, pursuant to an Asset Purchase Agreement on July 29, 2011. As of August 31, 2015 these warrants have expired.

During the first quarter of its fiscal year 2011 DTI issued 33,750 Class A warrants at an exercise price of $17 per share and issued 33,750 Class B Warrants at an exercise price of $25 per share.  As of August 31, 2015 these warrants have expired.

	Number of Warrants	Weighted- Average Price Per Share
Beginning balance September 1, 2013	126,750	$17
Granted
Exercised
Canceled or expired
Outstanding at August 31, 2014	126,750	$17
Granted
Exercised		-
Canceled or expired	126,750	-17
Outstanding at August 31, 2015		$-

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

On, July 8, 2015, the Company authorized to issue 250,000 shares of common stock to a board member for consulting fees in the amount of $105,000. They have been recorded in stock payable as of August 31, 2015.

On, July 8, 2015, the Company authorize to issue 250,000 shares of common stock to the CEO for stock based compensation in the amount of $105,000. They have been recorded in stock payable as of August 31, 2015.

7. COMMITMENTS AND CONTINGENCIES

As of August 31, 2015 there were no continuing commitments and contingencies.

8. TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company is subject to US taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax.

As of August 31, 2015 and 2014, the Company had a net operating loss (NOL) carryforward of approximately $1,374,003 and $1,095,944. The NOL carryforward begins to expire in various years through 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at August 31, 2015  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31st:

	2015	2014
Deferred tax assets:
Federal deferred tax assets	480,901	383,580
Valuation allowance	(480,901)	(383,580)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2015 and 2014 was $480,901 and $383,580, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015 and 2014, and recorded a full valuation allowance.

9.  SUBSEQUENT EVENTS.

On October 1, 2015, the Board of Directors and a majority of the shareholders of DiMi Telematics International, Inc. (the “Company”) approved an amendment of the Company’s Articles of Incorporation to effect a 1 for 3 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Reverse Split became effective on the OTC Pink tier (the “OTC Pink”) operated by the OTC Markets Group, Inc. on December 1, 2015, having been approved by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on November 30, 2015. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the Reverse Split have been converted into one (1) share of common stock, with all fractional shares rounded up to the nearest whole number thereof and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been adjusted accordingly. The effect of the reverse stock split has been applied retroactively throughout this document.

On October 30, 2015, the Company issued 500,000 shares of common stock in regard to the July 8, 2015 authorizations, which were recorded as stock payables as of August 31, 2015 See Note 5.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)          Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

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

(b)         Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

●	While certain accounting procedures have been adopted, compliance with such procedures has been inconsistent.

●	The Board of Directors has not established an Audit Committee. Accordingly, the entire Board, rather than an independent body, has reviewed our financial statements.

●	Segregation procedures could be improved by strengthening cross approval of various functions, including cash disbursements and internal audit procedures where appropriate.

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

(c)          Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have appointed the following individuals to serve as our executive officers and directors:

Name	Age	Title(s)
Barry Tenzer	82	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	46	Executive Vice President – Business Development and Director

Barry Tenzer, served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Mr. Tenzer founded, managed and served as a board member of numerous private and public companies operating in a broad range of industries, including real estate, property management, construction, legal services, commercial packaging, cemetery, auto sales and chartered aviation services. From 1968 to 1981, he was General Partner of 527 Madison Avenue Company NY, LP, and No. 34th St. Company, L.P., and Limited Partner in approximately 20 real estate investments. From 1976 to 2003, Mr. Tenzer was the CEO of HIG Corporation, which owned and operated six cemeteries in Maryland, Virginia and Florida. From 1997 to 2003, Mr. Tenzer also founded and served as President and CEO of Motorcars Auto Group, Inc., a company engaged in the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Mr. Tenzer currently serves as General Partner of Northerly Company, a real estate partnership. Mr. Tenzer graduated from Cornell University, where he was awarded his BA degree, in 1953, and from NYU Law School, where he earned his LLB, in 1956. Mr. Tenzer was admitted to the New York Bar in 1957 and practiced law in private practice until 1961.

The Board of Directors has concluded that Mr. Tenzer is qualified to serve as a director of the Company because of his extensive involvement in real estate ventures and managerial experience in operating and advising a wide range of public and private companies.

Roberto Fata served as Executive Vice President – Business Development and Director of DiMi Telematics prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Since 1991, Mr. Fata has been employed by the FATA Organization (“FATA”), a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years. As FATA’s President and Managing Director, he has played a leadership role in the revitalization of Harlem, one of Manhattan’s most famous neighborhoods. He currently serves on the Board of Directors for both the Greater Harlem Board of Realtors and the 125th Street Business Improvement District. In 2006, Mr. Fata founded DiMi PA, Inc. to commercialize DiMiSpeaks, a facility management software and hosting solution that he developed to better manage the many building operating systems that support all of FATA’s real estate properties. In 2010, Mr. Fata sold the assets of DiMi PA to DiMi Telematics, and he now serves as Executive Vice President of Business Development and a Director of the Company.

The Board of Directors has concluded that Mr. Fata is qualified to serve as a director of the Company because his employment of approximately 20 years with the FATA Organization. Mr. Fata’s experience in the real estate business and his role in the development of the Company’s proprietary software makes him a critical resource in our quest to commercialize our DiMi Solution.

Terms of Office

Our directors are appointed for one year terms in accordance with our charter documents and hold office until the earlier of (i) the next annual meeting of our stockholders, (ii) until they are removed from the board or (iii) until they resign.

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

Stockholder Nominees for Directors

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered nor has it adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size, early stage of development and lack of officers’ and directors’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how such candidate might bring a different viewpoint or experience to our Board.

Audit Committee Financial Expert

Barry Tenzer, our President, Chief Executive Officer, Chief Operating Officer and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or, in the absence of an audit committee, of the Board of Directors who:

●	understands generally U.S. GAAP and financial statements.

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves.

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

Code of Ethics

A Code of Ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct.

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements.

●	compliance with applicable laws, rules and regulations.

●	the prompt reporting of any violation of the code, and

●	accountability for adherence to the Code of Ethics.

We have not yet adopted a Code of Ethics but expect to consider and approve a Code of Ethics in the near term.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended August 31, 2015.

Changes in Nominating Procedures

None.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by using 2015 and 2014 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at August 31, 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barry Tenzer CEO	2015	74,342	8,000	105,000	--	--	--	--	--
President Secretary	2014	72,000	7,000	--	--	--	--	--	--

Roberto Fata	2015	--	--	105,000	--	--	--	--	--
Exec VP	2014	--	--	--	--	--	--	--	--

Outstanding Equity Awards at Fiscal Year-End

The Company agreed to issue Barry Tenzer and Roberto Fata 250,000 shares of common stock each at a market value of $105,000 each. As of the date of this report the shares have not been issued by the Stock Transfer Agent.

Compensation of Directors

We have not established standard compensation arrangements for our directors and do not have any agreements or understandings to compensate directors for their services as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 21, 2015, and following our acquisition of DTI, we had 2,923,907 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Roberto Fata	410,000	13.33%
Barry Tenzer	394,000	12.81%
Officers and Directors as a group (2 persons)	804,000	26.13%
Lyle Hauser (2)	812,800	26.42%

(1)   Mr. Hauser’s address is 1000 Quayside Terrace, Suite 1810, Miami, FL 33138.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the two preceding fiscal years, we did not enter into any transaction, nor is any transaction currently proposed, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest, except as follows:

On or about July 31, 2011, DTI entered into an Asset Purchase Agreement with Roberto Fata pursuant to which Mr. Fata sold to DTI, and DTI purchased from Mr. Fata, certain specified assets used in the remote monitoring and control of building management systems through unique software interface. The assets included without limitation, the DiMi M2M solution and related intellectual property. No liabilities of Mr. Fata were assumed in connection with the transaction. The purchase price of the assets consisted of 6,000,000 million shares of DTI common stock and four-year warrants to purchase an additional 6,000,000 shares of DTI at an exercise price of $.30 per share. On July 31, 2015 the warrants associated with this agreement have expired.

By addendum to the Asset Purchase Agreement, Mr. Fata agreed to provide DTI with approximately 500 square feet of office space in facilities controlled by Mr. Fata located at 290 Lenox Avenue, New York, New York 10027 for a period of three years expiring August 31, 2014. As consideration therefore, DTI issued to Mr. Fata 666,666 shares of common stock and warrants to purchase 666,666 shares of common stock of DTI, exercisable at $.30 per share. The 666,666 shares and 666,666 warrants issued to Mr. Fata were exchanged for 400,000 shares of our common stock and warrants to purchase 400,000 shares of our common stock (exercisable at $.5001 per share until August 31, 2015) at the closing of the Share Exchange Agreement. These warrants have expired as of August 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees

2015	$21,500	$0	$0	$0
2014	$14,500	$0	$0	$0

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended August 31, 2015 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2015, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

December 30, 2015	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	December 30, 2015
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	December 30, 2015
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

