Form 10-Q
period 2015-11-30
DiMi Telematics International, Inc.
filed 2016-01-29
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes ☐ No ☒

As of January 29, 2016, there were 2,923,907 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited condensed consolidated financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2015 as filed with the SEC on December 30, 2015. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2015 and August 31, 2015 and the results of its operations and cash flows for the periods ended November 30, 2015 and 2014 have been included in the financial statements. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Dimi Telematics International, Inc.

 Condensed Consolidated Balance Sheets

	November 30	August 31,
	2015	2015
Assets	(unaudited)
Current assets
Cash	$124,762	$185,869
Prepaid expenses-stock based	15,750	21,000
Prepaid expense	2,000	–
Total current assets	142,512	206,869

Prepaid expense-stock based	74,375	74,375
Intellectual property, net of amortization of $778 and $745, respectively	1,412	1,445
Total assets	$218,299	$282,689

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$48,216	$31,514
Total current liabilities	48,216	31,514

Stockholders' Equity
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of
November 30, 2015 and August 31, 2015, respectively	–	–
Common stock, $0.001 par value: 800,000,000 authorized;
2,923,907 and 2,422,712 shares issued and outstanding as of
November 30, 2015 and August 31, 2015, respectively	2,923	2,423
Common stock payable	–	210,000
Additional paid in capital	2,310,876	2,101,376
Accumulated deficit	(2,143,716)	(2,062,624)
Total stockholders' equity	170,083	251,175
Total liabilities and stockholders' equity	$218,299	$282,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dimi Telematics International, Inc.

 Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	November 30,	November 30,
	2015	2014
Operating expenses:
Selling, general and administrative expenses	$6,866	$1,491
Payroll expense	22,717	13,168
Professional fees	39,692	23,738
Consulting	11,784	13,355
Amortization expense	33	950
Total operating expenses	81,092	52,702

Loss from operations	(81,092)	(52,702)

Loss before income tax	(81,092)	(52,702)
Provision for income tax	–	–
Net Loss	$(81,092)	$(52,702)

Net loss per share: basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding basic and diluted	2,596,129	2,422,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Dimi Telematics International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	November 30,	November 30,
	2015	2014
Cash flows from operating activities
Net loss	$(81,092)	$(52,702)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	33	950
Stock based compensation	5,250	–
Changes in operating assets and liabilities
Accounts payable	16,702	–
Prepaid expense	(2,000)	–
Net Cash used in operating activities	(61,107)	(51,752)

Net decrease in cash and cash equivalents	(61,107)	(51,752)
Cash and cash equivalents at beginning of period	185,869	437,772
Cash and cash equivalents at end of period	$124,762	$386,020

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Common stock exchanged
for 1,000 shares of preferred stock	$–	$1,000
Common stock payable being issued	$210,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2015, and the results of operations and cash flows for the three months ended November 30, 2015 and 2014. The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $81,092 for the three months ended November 30, 2015 and had an accumulated deficit of $2,143,716 as of November 30, 2015.  The Company has net working capital of $94,296 as of November 30, 2015.

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

DTI’s DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City;all beta sites which have served to successfully prove the DiMi technology and M2M communications platform.  Moving forward, DTI intends to concentrate its DiMi commercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

iPhone Application

The iPhone application is stated at cost. When retired or otherwise disposed of, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful life, or three (3) years.

DiMi Platform

When retired or otherwise disposed of, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful life, or five (5) years. The impairment was due to the DiMi platform and the complications with finding suitable properties for beta testing. As of August 31, 2015, the Company recognized full impairment of the DiMi Platform and expensed $334,685 as a loss from impairment.

Intellectual Property

Our M2M communications solutions rely on and benefit from our portfolio of intellectual property, including pending patents, trademarks, trade secrets and domain names.

Intellectual property is stated at cost. When retired or otherwise disposed of, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful life, or three (3) to fifteen (15) years.

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

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

The Company believes the carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

 Net Loss per Share

Basic loss per share amounts is computed based on net loss divided by the weighted average number of common shares outstanding. There were no outstanding warrants as of November 30, 2015. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	November 30, 2015	August 31, 2015
Intellectual property	$2,190	$2,190
Less: amortization	778	745
Net intellectual property	$1,412	$1,445

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the three months ended November 30, 2015 and 2014 amounted to $33 and $950, respectively.

3. IPHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012.  The total cost of the application is $11,000 and is being amortized over a three year period.

	November 30, 2015	August 31, 2015
Intellectual property	$11,000	$11,000
Less: amortization	11,000	11,000
Net intellectual property	$	$–

Amortization expense for the iPhone application for the three months ended November 30, 2015 and 2014 amounted to $0 and $917, respectively. As of August 31, 2015, the iPhone application is fully amortized.

4. DiMi PLATFORM

The Company has contracted for the development of software to develop and distribute Machine-to-Machine (“M2M”) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Completion of the software is anticipated to be implemented by the second quarter 2016.  The Company has recognized a loss on impairment in the amount of $334,685 as of August 31, 2015. The impairment was due to the DiMi platform and the complications with finding suitable properties for beta testing

5. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2015, the Board of Directors approved an amendment of the Company’s Articles of Incorporation to effect a 1 for 3 reverse stock split of the Company’s outstanding common stock. The Reverse Split became effective on December 1, 2015. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the reverse split have been converted into one (1) share of common stock. The effect of the reverse stock split has been applied retroactively throughout this document.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for consulting fees in the aggregate amount of $105,000. The shares were issued on October 30, 2015.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for stock based compensation in the aggregate amount of $105,000. The shares were issued on October 30, 2015.

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President of Operations.

7. COMMITMENTS AND CONTINGENCIES

As of November 30, 2015 there are no continuing commitments and contingencies.

8. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

We and our representatives may, from time to time, make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1-for-200 reverse stock split. On April 27, 2004 the name of the Surviving Corporation was changed to First Quantum Ventures, Inc. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into such subsidiary, referred to herein as DTII.

As disclosed on a Current Report on Form 8-K filed with the SEC on November 16, 2011, on October 28, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Andrew Godfrey, our then Chief Executive Officer, DTI and the holders of all of the issued and outstanding capital stock of DTI (the “DiMi Stockholders”). Pursuant to the Exchange Agreement, we exchanged 9,716,667 shares of our common stock (the “First Quantum Shares”) for 100% of the issued and outstanding shares of DTI (the “DiMi Shares”). The exchange of the DiMi Shares for the First Quantum Shares is hereinafter referred to as the “Share Exchange.” The First Quantum Shares issued in the Share Exchange represented 85.8% of our issued and outstanding common stock immediately following the Share Exchange. As a result of the Share Exchange, DTI became a wholly-owned subsidiary of DTII. In connection with the Share Exchange, (a) 1,666,667 shares of our issued and outstanding common stock owned by Kesgood Company, Inc. were surrendered for cancellation and (b) our officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012, the Company issued a 1 for 1 stock dividend to current stockholders whereby the Company issued an additional 33,959,744 shares of common stock.  On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 71,286,155 shares were issued. The dividends include outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

The Company will commence beta testing of the newest version of DiMi in anticipation of the initial commercial roll-out of version 4.0, which the Company anticipates will occur in the second quarter of fiscal year 2016. Pursuant to an agreement dated September 18, 2014, we agreed to pay our outsource software developer, Creative Media Farm SL, an aggregate sum of $250,000 for the development of DiMi 4.0. On August 5, 2013, we agreed to extend and amend our agreement with our outsource software developer to: (i) continue to develop drivers and improvements to the DiMi version 4.0 platform, the work for which was initially anticipated to be complete by January, 2014 but is now anticipated to be complete by March, 2016 and (ii) begin work on smartphone apps to allow version 4.0 to be fully accessible from smartphones, the work for which was completed and delivered to us on February 10, 2014. The extended agreement requires us to pay our outsource software developer: (i) $14,400 per month for a total of six months in order to complete the development of the drivers and improvements to the DiMi version 4.0 platform and (ii) a total of $13,800 for the development of smartphone apps to work in conjunction with DiMi version 4.0. The services were complete and payments for the extensions were paid between August 2013 and April 2014.

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

Employees

As of November 30, 2015, the Company employed no full or part time employees other than its Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2015 and 2014 totaled $6,866 and $1,491, respectively. Payroll expense amounted to $22,717 and $13,168 for the three months ended November 30, 2015 and 2014, respectively. Consulting expense amounted to $11,784 and $13,355 for the three months ended November 30, 2015 and 2014, respectively. Professional fees amount to $39,692 and $23,738 for the three months ended November 30, 2015 and 2014, respectively.

Amortization Expense

Amortization expense for the three months ended November 30, 2015 and 2014 totaled $33 and $950, respectively. Amortization expense consists of expensing intellectual property and the iPhone application.

Net Loss

For the reasons stated above, our net loss for the three months ended November 30, 2015 totaled $81,092 or $0.03 per share, an increase of $28,390 or approximately 54% compared to our net loss of $52,702 for the three months ended November 30, 2014. The majority of the additional loss is due to increase in payroll expense and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015, we had cash and cash equivalents of $124,762. Net cash used in operating activities for the three months ended November 30, 2015 was approximately $61,107. Our current liabilities as of November 30, 2015 totaled $48,216 consisting of accounts payable and accrued liabilities. We have net working capital of $94,296 as of November 30, 2015.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $81,092 for the three months ended November 30, 2015 and had an accumulated deficit of $2,143,716 as of November 30, 2015.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and accumulated and communicated to management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our annual report on Form 10-K filed with the SEC on December 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

January 29, 2016	By:	s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial and Accounting Officer)

