Form 10-Q
period 2016-02-29
DiMi Telematics International, Inc.
filed 2016-04-19
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes ☐ No ☒

As of April 19, 2016, there were 2,923,907 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited condensed financial statements have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2015 as filed with the SEC on December 30, 2015. In the opinion of the registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 29, 2016 and August 31, 2015 and the results of its operations and cash flows for the periods ended February 29, 2016 and 2015 have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Dimi Telematics International, Inc.

 Consolidated  Balance Sheets

(unaudited)

	Feb 29,	August 31,
	2016	2015
Assets	(unaudited)
Current assets
Cash	$34,024	$185,869
Prepaid expenses-stock based	–	21,000
Total current assets	34,024	206,869

Prepaid expense-stock based	–	74,375
Intellectual property, net of amortization of $811 and $745, respectively	1,379	1,445
Total assets	$35,403	$282,689

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$24,200	$31,514
Total current liabilities	24,200	31,514

Stockholders' Equity
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of
February 29, 2016 and August 31, 2015, respectively	–	–
Common stock, $0.001 par value: 800,000,000 authorized;
2,923,907 and 2,422,712 shares issued and outstanding as of
February 29, 2016 and August 31, 2015, respectively	2,923	2,423
Common stock payable	–	210,000
Additional paid-in capital	2,310,876	2,101,376
Accumulated deficit	(2,302,596)	(2,062,624)
Total stockholders' equity	11,203	251,175
Total liabilities and stockholders' equity	$35,403	$282,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dimi Telematics International, Inc.

 Consolidated  Statements of Operations

(unaudited)

	For the	For the
	three months	three months	For the six months	For the six months
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Operating expenses:
Selling, general and administrative expenses	$3,926	$6,385	$10,793	$11,106
Payroll expense	22,295	36,331	41,512	49,500
Professional fees	47,692	45,000	69,692	68,738
Consulting	106,125	8,000	117,909	21,355
Amortization expense	33	950	66	1,899
Total operating expenses	180,071	96,666	239,972	152,598

Loss from operations	(180,071)	(96,666)	(239,972)	(152,598)

Loss before income tax	(180,071)	(96,666)	(239,972)	(152,598)
Provision for income tax	–	–	–	–
Net Loss	$(180,071)	$(96,666)	$(239,972)	$(152,598)

Net loss per share: basic and diluted	$(0.06)	$(0.01)	$(0.09)	$(0.02)

Weighted average shares outstanding	2,923,907	7,268,136	2,784,756	7,268,136
basic and diluted

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated  Statements of Cash Flows

(unaudited)

	For the six months ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities
Net loss	$(239,972)	$(152,598)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization expense	66	1,899
Changes in operating assets and liabilities
Accounts payable	(7,314)	3,365
Prepaid expense	95,375	–
Net Cash used in operating activities	(151,845)	(147,334)
Net increase in cash and cash equivalents	(151,845)	(147,334)
Cash and cash equivalents at beginning of period	185,869	437,772
Cash and cash equivalents at end of period	$34,024	$290,438
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Noncash investing and financing activities:
Common stock payable being issued	$210,000	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2015. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 29, 2016, and the results of operations and cash flows for the six months ended February 29, 2016 and February 28, 2015. The results of operations for the three and six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company has retroactively reflected the acquisition in DTI’s common stock in a ratio consistent with the share exchange (the “Share Exchange”).

On March 15, 2012, First Quantum changed its name to DiMi Telematics International, Inc.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. However, the Company has reported a net loss of $239,972 for the six months ended February 29, 2016 and had an accumulated deficit of $2,302,596 as of February 29, 2016.   These conditions raise significant doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed."

2. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2015, the Board of Directors and a majority of the Company’s shareholders approved an amendment of the Company’s Articles of Incorporation to effect a 1 for 3 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Reverse Split became effective on December 1, 2015. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the Reverse Split have been converted into one (1) share of common stock, The effect of the Reverse Split has been applied retroactively throughout this document.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for consulting fees in the amount of $105,000. The shares were issued on October 30, 2015.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for stock based compensation in the amount of $105,000. The shares were issued on October 30, 2015.

$114,625 was expensed under these stock awards during the year ended August 31, 2015 and the remaining $95,375 was expensed during the six months ended February 29, 2016.

3. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from Roberto Fata, our Vice President – Business Development and Director.

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

Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effected a 1 for 200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII.

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012, the Company issued a 1 for 1 stock dividend to current stockholders whereby the Company issued an additional 33,959,744 shares of common stock.   On May 16, 2012 the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 71,286,155 shares were issued. The dividends were also applied to outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

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

The Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise. Aside from the oversight and administration of our corporate, financial and legal affairs by the executive management team, our Company’s operating activities are centralized in the following three core areas:

Sales and Marketing will employ both direct and indirect sales models utilizing an in-house business development team, partners and resellers and self-service through a service on-demand web interface;

Operations will be responsible for managing daily activities related to monitoring and administering our cloud-based server operations, 24/7 client service/help desk, professional services and installation support and quality assurance and testing of our DiMi software and hosting platform, as well as the implementation and ongoing administration of our hosted clients’ M2M communications platform; and

Product Development will be charged with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis. We anticipate that the creative formulation of enhancements and new product conceptualization will be performed in-house by our officers and directors. Thereafter, we intend to outsource software enhancement and product development to outside third parties.

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

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving direct sales (solutions team), channel sales (via leading Value-Added Resellers (“VARs”) and distributors dedicated to niche market applications that DiMi is capable of addressing in target domestic and international markets) and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (“OEMs”) and large cellular carriers and dealers.

Employees

As of February 29, 2016 the Company employed no full time and no part time employees other than its Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 29, 2016 and February 28, 2015 totaled $3,926 and $6,385, respectively. Payroll expense amounted to $22,295 and $36,331 for the three months ended February 29, 2016 and February 28, 2015, respectively. Consulting expense amounted to $106,125 and $8,000 for the three months ended February 29, 2016 and February 28, 2015, respectively. Professional fees amounted to $47,692 and $45,000 for three months ended February 29, 2016 and February 28, 2015, respectively.

Amortization Expense

Amortization expense for the three months ended February 29, 2016 and February 28, 2015 totaled $33 and $950, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Net Loss

For the reasons stated above, our net loss for the three months ended February 29, 2016 totaled $180,071 or ($0.06) per share, an increase of $83,405 compared to a net loss for the three months ended February 28, 2015 of $96,666, or ($0.01) per share.. The majority of the additional loss is due to an increase in consulting and professional fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 29, 2016 and February 28, 2015 totaled $10,793 and $11,106, respectively. Payroll expense amounted to $41,512 and $49,500 for the six months ended February 29, 2016 and February 28, 2015, respectively. Consulting expense amounted to $117,909 and $21,355 for the six months ended February 29, 2016 and February 28, 2015, respectively. Professional fees amounted to $69,692 and $68,738 for six months ended February 29, 2016 and February 28, 2015, respectively.

Amortization Expense

Amortization expense for the six months ended February 29, 2016 and February 28, 2015 totaled $66 and $1,899, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Net Loss

For the reasons stated above, our net loss for the six months ended February 29, 2016 totaled $239,972 or ($0.09) per share, an increase of $87,374 compared to a net loss for the six months ended February 28, 2015 that was $152,598 or ($0.02) per share. The majority of the additional loss is due to an increase in consulting and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, we had cash and cash equivalents of $34,024. Net cash used in operating activities for the six months ended February 29, 2016 was approximately $151,845. Our current liabilities as of February 29, 2016 totaled $24,200 consisting of accounts payable and accrued liabilities. We have net working capital of $9,824 as of February 29, 2016.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $239,972 for the six months ended February 29, 2016 and had an accumulated deficit of $2,302,596 as of February 29, 2016. These conditions raise significant doubt about our ability to continue as a going concern.

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

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports;
•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties; and

•	Documentation of all proper accounting procedures is not yet complete.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

 * Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

April 19, 2016	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

