Form 10-Q
period 2016-05-31
DiMi Telematics International, Inc.
filed 2016-07-13
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☐   No ☒

As of July 12, 2016, there were 2,923,907 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the registrant’s Form 10-K for its fiscal year ended August 31, 2015 as filed with the SEC on December 30, 2015. In the opinion of the Registrant, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2016 and August 31, 2015 and the results of its operations and cash flows for the periods ended May 31, 2016 and 2015 have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

DiMi Telematics International, Inc.

Consolidated Balance Sheets

(unaudited)

	May 31,	August 31,
	2016	2015
Assets
Current assets
Cash	$4,311	$185,869
Prepaid expenses-stock based	-	21,000
Total current assets	4,311	206,869

Prepaid expense-stock based	-	74,375
Intellectual property, net of amortization of $844 and $745, respectively	1,346	1,445
Total assets	$5,657	$282,689

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$51,215	$31,514
Notes payable - related parties	12,500	-
Total current liabilities	63,715	31,514

Stockholders' Equity (Deficit)
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 2,923,907 and 2,422,712 shares issued and outstanding as of May 31, 2016 and August 31, 2015, respectively	2,923	2,423
Common stock payable	-	210,000
Additional paid-in capital	2,310,876	2,101,376
Accumulated deficit	(2,371,857)	(2,062,624)
Total stockholders' equity (deficit)	(58,058)	251,175
Total liabilities and stockholders' equity (deficit)	$5,657	$282,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiMi Telematics International, Inc.

Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

Operating expenses
Selling, general and administrative expenses	$4,869	$10,055	$15,662	$21,160
Payroll expense	21,124	22,717	62,636	72,217
Professional fees	38,500	17,900	108,192	86,638
Consulting	4,675	10,300	122,584	31,655
Amortization expense	33	950	99	2,849
Total operating expenses	69,201	61,922	309,173	214,519

Loss from operations	(69,201)	(61,922)	(309,173)	(214,519)

Other expenses
Interest expense	(60)	-	(60)	-
Total other expenses	(60)	-	(60)	-

Loss before income tax	(69,261)	(61,922)	(309,233)	(214,519)
Provision for income tax	-	-	-	-
Net Loss	$(69,261)	$(61,922)	$(309,233)	$(214,519)

Net loss per share: basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.09)

Weighted average shares outstanding basic and diluted	2,923,907	2,422,712	2,815,848	2,422,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiMi Telematics International, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	May 31,	May 31,
	2016	2015
Cash flows from operating activities
Net loss	$(309,233)	$(214,519)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	99	2,849
Changes in operating assets and liabilities
Accounts payable	19,641	10,374
Accrued interest expense	60
Prepaid expense	95,375	-
Net Cash used in operating activities	(194,058)	(201,296)

Cash flow from financing activities
Proceeds from note payable, related party	12,500	-
Net Cash from financing activities	12,500	-

Net decrease in cash and cash equivalents	(181,558)	(201,296)
Cash and cash equivalents at beginning of period	185,869	437,772
Cash and cash equivalents at end of period	$4,311	$236,476

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activitis:
Common stock payable being issued	$210,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended August 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2016, and the results of operations and cash flows for the three and nine months ended May 31, 2016 and 2015. The results of operations for the three and nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. However, the Company has reported a net loss of $309,233 for the nine months ended May 31, 2016 and had a working capital deficit of $59,404 as of May 31, 2016.  These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

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

$114,625 was expensed under these stock awards during the year ended August 31, 2015 and the remaining $95,375 was expensed during the nine months ended May 31, 2016.

2. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matures six months from the date of issuance.

The changes in notes payable to related party consisted of the following during the nine months ended May 31, 2016:

Nine Months Ended May 31, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	2,500
Notes payable – related party at end of period	2,500

On May 17, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance.

The changes in notes payable to related party consisted of the following during the nine months ended May 31, 2016:

Nine Months Ended March 31, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	10,000
Notes payable – related party at end of period	10,000

3. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from Roberto Fata, our Vice President – Business Development and Director.

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matures six months from the date of issuance.

On May 17, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance.

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

Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effectuated a 1 for 200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006 the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII.

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

Plan of Operations

Product Development Plan

Product development will be tasked with enhancing our existing M2M software applications and services and introducing new and complementary hosted products and applications on a timely basis.

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

Employees

As of May 31, 2016 the Company employed no full time and no part time employees. The Company’s Chief Executive Officer is the only employee and is not considered full time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2016 AND 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 2016 and 2015 totaled $4,869 and $10,055, respectively. Payroll expense amounted to $21,124 and $22,717 for the three months ended May 31, 2016 and 2015, respectively. Consulting expense amounted to $4,675 and $10,300 for the three months ended May 31, 2016 and 2015, respectively. Professional fees amounted to $38,500 and $17,900 for three months ended May 31, 2016 and 2015, respectively.

Amortization Expense

Amortization expense for the three months ended May 31, 2016 and, 2015 totaled $33 and $950, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended May 31, 2016 and 2015, was $60 and $0, respectively.   The Company entered into two unsecured promissory notes with related parties during the three months ended May 31, 2016.  The notes have a 7% interest rate and mature 6 months from the date of issuance. See Note 2.

Net Loss

For the reasons stated above, our net loss for the three months ended May 31, 2016 totaled $69,261 or ($0.02) per share, an increase of $7,339 compared to a net loss for the three months ended May 31, 2015 of $61,922, or ($0.03) per share. The majority of the additional loss is due to an increase in consulting and professional fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2016 AND 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2016 and 2015 totaled $15,662 and $21,160, respectively. Payroll expense amounted to $62,636 and $72,217 for the nine months ended March 31, 2016 and 2015, respectively. Consulting expense amounted to $122,584 and $31,655 for the nine months ended May 31, 2016 and 2015, respectively. Professional fees amounted to $108,192 and $86,638 for the nine months ended May 31, 2016 and 2015, respectively.

Amortization Expense

Amortization expense for the nine months ended May 31, 2016 and 2015 totaled $99 and $2,849, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the nine months ended May 31, 2016 and 2015, was $60 and $0 respectively.   The Company entered into two unsecured promissory notes with related parties during the nine months ended May 31, 2016.  The notes have a 7% interest rate and mature 6 months from the date of issuance. See Note 2.

Net Loss

For the reasons stated above, our net loss for the nine months ended May 31, 2016 totaled $309,233 or ($0.11) per share, an increase of $94,714 compared to a net loss for the nine months ended May 31, 2015 of $214,519 or ($0.09) per share. The majority of the additional loss is due to an increase in consulting and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, we had cash and cash equivalents of $4,311. Net cash used in operating activities for the nine months ended May 31, 2016 was approximately $194,058. Our current liabilities as of May 31, 2016 totaled $63,715 consisting of accounts payable and accrued liabilities of $51,215 and note payables of $12,500. We have net negative working capital of $59,404 as of May 31, 2016.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $309,233 for the nine months ended May 31, 2016 and had an accumulated deficit of $2,371,857 as of May 31, 2016. These conditions raise significant doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 Act (“Exchange Act”)).  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

DIMI TELEMATICS INTERNATIONAL, INC.

July 12, 2016	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)

