Form 10-K
period 2016-08-31
DiMi Telematics International, Inc.
filed 2016-12-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter was approximately $391,774 ..

There were 2,922,712 shares of common stock outstanding as of December 16, 2016.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

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

General

The Company designs, develops and distributes Machine-to-Machine (“M2M”) communications solutions used to remotely track, monitor, manage and protect multiple mobile and fixed assets in real-time from virtually any web-enabled desktop computer or mobile device. Through our proprietary software and hosted service offerings, the Company endeavors to capitalize on the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications and process efficiencies between commercial and industrial business owners/managers and their respective networked control systems, sensors and devices.

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

To date, we have not yet commenced commercial marketing of DiMi and have not yet generated revenues from operations. DiMi is to begin beta tested in anticipation of the initial commercial roll-out of version 4.0, which is anticipated will take place in the third quarter of 2017. We have also instructed our outsource software developer to begin work on smartphone apps to work in conjunction with version 4.0. For more information on our agreements with our outsource software developer for the development of version 4.0 and corresponding smartphone apps to work in conjunction with version 4.0, see “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

Our DiMi solution is currently being used to actively monitor property management systems in several high-rise commercial and residential buildings in New York City – all beta sites which have served to demonstrate the efficacy of the DiMi technology and M2M communications platform.  Moving forward, the Company intends to concentrate its DiMicommercialization efforts on marketing the solution to property management companies, commercial property developers, government/military installations, industrial facilities, retail and restaurant chains, colleges and universities, fleet managers, and any business or institutional concern with valuable fixed and mobile assets requiring remote surveillance, regular maintenance or general oversight.

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

For instance, DiMi can provide care facilities with an ability to prevent scalding due to inconsistencies in tap water temperature. The risk is greater where the resident population may be elderly, prone to sensory loss or when nerve reaction times are reduced; thus, the intuitive reaction to pull away from the scalding hot water is not sufficient to avoid potentially severe skin burns.

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

Competition

Given the positive outlook for the M2M industry and our targeted market segments, we will sell our solutions in intensely competitive markets. Some of our competitors have significantly greater financial, technical, sales and marketing resources than we do. As the markets for our software products and hosting services continue to develop, additional companies, including those with significant market presence in the wireless industry, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition may become a more significant competitive factor in the future.

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

In order to achieve accelerated market penetration and sustainable, recurring revenue from a global customer base, the Company expects to ultimately adopt a hybrid sales and marketing model involving the following: direct sales (solutions team), channel sales (via leading Value-Added Resellers (“VARs”) and distributors dedicated to niche market applications that DiMiis capable of addressing in target domestic and international markets) and strategic marketing and integration collaborations with industry leading system integrators, Original Equipment Manufacturers (“OEMs”) and large cellular carriers and dealers.

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

Currently, the Company, in collaboration with its outsource software development team, is engaged in developing the next generation of its M2M communications platform, DiMi 4.0,which is being designed to provide for a number of technological enhancements and new user benefits being built into the system, including Voice Over Internet Protocol. Based on current development timelines,  DiMi 4.0 should be finalized and ready for commercial launch on or before the end of the third quarter of 2017.

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

Patent Applications:

1.	U.S. Patent Application No. 12/798,923

	●	Filed April 13, 2010
	●	Title: Monitoring and Control Systems and Methods
	●	Jurisdiction: U.S. Patent and Trademark Office

2.	International Application Serial No. PCT/US2010/030882

	●	Title: Monitoring and Control Systems and Methods

3.	Taiwan Patent Application Serial No. 99111633

	●	Title: Monitoring and Control Systems and Methods Taiwanese Patent No. I503638 Approved October 11, 2015 Expires April 14, 2030

U.S. Trademark Applications

1.	Greenfreak Serial No.: 77724645

2.	Domain Names

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

History of DTII

DTII was originally formed as Cine-Source Entertainment, Inc. (“Old Corporation”), a Colorado corporation, on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation Thereafter, on April 27, 2004, the name of the Surviving Corporation was changed to First Quantum Ventures, Inc. On April 13, 2006, the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation, under the name First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation into First Quantum Ventures, Inc. On November 10, 2011, DTII acquired DTI in a “reverse merger” as discussed elsewhere in this Annual Report on Form 10-K.

Fiscal Year End

Following the closing of the Share Exchange pursuant to which DTII acquired DTI, DTII changed its fiscal year end to August 31, so as to correspond to the fiscal year end of DTI.

Employees

As of November 30, 2016, other than our officers and directors, we had no full time or part time employees other than our Chief Executive Officer.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. Our business, financial condition and results of operations may suffer as a result of these risks.. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Risks Associated with the Company’s Prospective Business and Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At August 31, 2016, we had net negative working capital of approximately $115,104. We will require significant cash during fiscal 2016-17, in order to grow our business, including implementing any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions or for any other purpose. The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects. Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders. We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm in their report dated December 16, 2016 included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders. In addition, our articles of incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which no shares of preferred stock are issued and outstanding as of August 31, 2016. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

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

Market Information

Our shares of common stock are quoted on the OTC Pink under the symbol “DIMI”. However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC Pink since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions

Fiscal Year 2016	High	Low
First Quarter	$1.20	$.90
Second Quarter	$.90	$.30
Third Quarter	$.35	$.30
Fourth Quarter	$.30	$.30

Fiscal Year 2015	High	Low
First Quarter	$1.53	$0.60
Second Quarter	$0.93	$0.30
Third Quarter	$0.66	$0.42
Fourth Quarter	$1.59	$0.42

Holders. As of December 14, 2016, there were approximately 339 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2016. We have not authorized any such plan for the fiscal year ended August 31, 2016.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2016, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Annual Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED AUGUST 31, 2016 AND 2015

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended August 31, 2016 totaled $34,520 an increase of $3,899 compared to selling, general and administrative expenses of $30,621 for the year ended August 31, 2015. Stock based compensation expense in the amount of $0 and $105,000 during the year ended August 31, 2016 and 2015, respectively. Payroll expense amounted to $101,173 and $93,645 for the year ended August 31, 2016 and 2015, respectively. Consulting expense amounted to $124,584 and $47,280 for the year ended August 31, 2016 and 2015, respectively. Professional fees amount to $104,192 and $116,138 for the year ended August 31, 2016 and 2015 respectively.

Amortization Expense

Amortization expense for the years ended August 31, 2016 and 2015 totaled $131 and $3,798, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense for the years ended August 31, 2016 and 2015, totaled $365 and $0 respectively. The Company had no notes during 2015.

Impairment of Asset

Impairment of asset for the year ended August 31, 2016 and 2015, totaled $0 and $334,685, respectively. The impairment was due to the Dimi platform and the complications with finding suitable properties for beta testing.

Net Loss

For the reasons stated above, our net loss for the year ended August 31, 2016 totaled $364,965 or $0.13 per share, a decrease of $366,202 or approximately 50.1% compared to a net loss for the year ended August 31, 2015 that was $731,167. The majority of the additional loss is due to the recognition of impairment on the Dimi platform.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2016, we had cash and cash equivalents of $431. Net cash used in operating activities for the year ended August 31, 2016 was approximately $216,938. Our current liabilities as of August 31, 2016 totaled $115,535 consisted of: accounts payable and accrued liabilities of $84,035 and note payable –related party of $31,500. We have net negative working capital of $115,104 as of August 31, 2016.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $364,965 for the year ended August 31, 2016 and had an accumulated deficit of $2,427,589 as of August 31, 2016.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dimi Telematics International, Inc.

We have audited the accompanying consolidated balance sheet of Dimi Telematics International, Inc. and its subsidiary (collectively, the “Company”) as of August 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dimi Telematics International, Inc. and its subsidiary as of August 31, 2016 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has incurred losses from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 16, 2016

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

RBSM, LLP

December 23, 2015.
Henderson, Nevada

Dimi Telematics International, Inc.

Consolidated Balance Sheets

	August 31	August 31,
Assets	2016	2015
Current assets
Cash	$431	$185,869
Prepaid expenses-stock based	-	21,000
Total current assets	431	206,869

Prepaid expense-stock based	-	74,375
Intellectual property, net of amortization of $876 and $745, respectively	1,314	1,445
Total assets	$1,745	$282,689

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$69,426	$31,514
Accounts payable - related party	14,609	-
Note payable - related party	31,500	-
Total current liabilities	115,535	31,514

Stockholders' Equity (Deficit)
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of August 31, 2016 and August 31, 2015, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 2,922,712 and 2,422,712 shares issued and outstanding as of August 31, 2016 and August 31, 2015, respectively	2,923	2,423
Common stock payable - 500,000 shares	-	210,000
Additional paid in capital	2,310,876	2,101,376
Accumulated deficit	(2,427,589)	(2,062,624)
Total stockholders' equity (deficit)	(113,790)	251,175
Total liabilities and stockholders' equity (deficit)	$1,745	$282,689

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Operations

	For the year ended
	August 31,	August 31,
	2016	2015

Operating expenses:
Selling, general and administrative expenses	$34,520	$30,621
Payroll expense	101,173	93,645
Professional fees	104,192	116,138
Consulting	124,584	47,280
Stock based compensation	-	105,000
Amortization expense	131	3,798
Loss on impairment of asset	-	334,685
Total operating expenses	364,600	731,167

Loss from operations	(364,600)	(731,167)

Other expense
Interest expense	(365)	-
Total other expense	(365)	-

Loss before income tax	(364,965)	(731,167)
Provision for income tax	-	-
Net Loss	$(364,965)	$(731,167)

Net loss per share: basic and diluted	$(0.13)	$(0.30)

Weighted average shares outstanding basic and diluted	2,843,085	2,422,712

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

								Total
	Preferred Stock		Common Stock		Additional	Common		Stockholders'
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated	Equity
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	(Deficit)
August 31, 2014	-	$-	2,423,907	$2,423	$2,101,376	$-	$(1,331,457)	$772,342

Common stock payable for consulting services	-	-	-	-	-	105,000	-	105,000

Common stock payable for stock based compensation	-	-	-	-	-	105,000	-	105,000

Net loss	-	-	-	-	-	-	(731,167)	(731,167)

August 31, 2015	-	$-	2,422,712	$2,423	$2,101,376	$210,000	$(2,062,624)	$251,175

Shares issued for stock payable	-	-	500,000	500	209,500	(210,000)	-	-

Net loss	-	-	-	-	-	-	(364,965)	(364,965)

August 31, 2016	-	$-	2,922,712	$2,923	$2,310,876	$-	$(2,427,589)	$(113,790)

The accompanying notes are an integral part of these consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2016	2015
Cash flows from operating activities
Net loss	$(364,965)	$(731,167)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	131	3,798
Loss on impairment	-	334,685
Stock based compensation	-	114,625
Changes in operating assets and liabilities
Accounts payable	37,547	26,156
Accounts payable - related party	14,609	-
Accrued interest expense	365	-
Prepaid expense	95,375	-
Net Cash used in operating activities	(216,938)	(251,903)

Cash flow from financing activities
Proceeds from note payable - related party	31,500	-
Net cash provided by financing activities	31,500	-

Net increase in cash and cash equivalents	(185,438)	(251,903)
Cash and cash equivalents at beginning of period	185,869	437,772
Cash and cash equivalents at end of period	$431	$185,869

Supplemental disclosure of cash flow information
Cash paid during period for
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Shares issued for stock payable	$210,000	$-
Shares issued for prepaid expense	$-	$105,000
Shares issued for stock based compensation	$-	$105,000

The accompanying notes are an integral part of these consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in USD)

1. SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of DiMi Telematics International, Inc. (formerly First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), and its wholly owned subsidiary, DiMi Telematics, Inc. (“DTI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On October 28, 2011, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with DTI and its stockholders. Pursuant to the agreement, the Company issued 291,500 shares of its common stock in exchange for all outstanding shares and warrants to purchase common shares of DTI.  As a result of the Share Exchange Agreement, DTI became a subsidiary of the Company. The Company assumed operation of DTI and entered the Telematics/M2M industry. On November 10, 2011, the closing of the Share Exchange occurred.  In connection with the Share Exchange, (a) 50,000 of the Company’s  issued and outstanding shares of common stock were surrendered for cancellation and (b) the Company’s officers and directors resigned and the following individuals assumed their duties as officers and directors:

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

Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has reported a net loss of $364,965 for the year ended August 31, 2016 and had an accumulated deficit of $2,427,589 as of August 31, 2016.  The Company had net negative working capital of $115,104 as of August 31, 2016.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

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

iPhone Application

The iPhone application is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years. As of August 31 2015, the iPhone application has been fully amortized.

DiMi Platform

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

Revenue Recognition

The Company will recognize revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Net Loss per Share

Basic loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. There were no outstanding common stock equivalents as of August 31, 2016 or 2015. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.

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

2. INTELLECTUAL PROPERTY

Intellectual property of the following:

	August 31, 2016	August 31, 2015
Intellectual property	$2,190	$2,190
Less: amortization	876	745
Net intellectual property	$1,314	$1,445

DTI executed an Asset Purchase Agreement on August 28, 2011 which included various types of intellectual property.  Amortization expense for the years ended August 31, 2016 and 2015 amounted to $131 and $131, respectively.

3. I PHONE APPLICATION

The Company’s purchase of an iPhone application was completed in September 2012. The total cost of the application is $11,000 and will be amortized over a three year period.

	August 31, 2016	August 31, 2015
Intellectual property	$11,000	$11,000
Less: amortization	11,000	11,000
Net intellectual property	$-	$-

Amortization expense for the iPhone application for the year ended August 31, 2016 and 2015 amounted to $0 and $3,667, respectively.

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

5. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matures six months from the date of issuance. On July 5, 2016, the company issued our CEO a second 7% unsecured note in the amount of $3,000 which matures six months from date of issuance.

The changes in notes payable to related party consisted of the following during the year ending August 31, 2016:

August 31, 2016
Notes payable – related party	$-
Borrowings on notes payable – related party	5,500
Notes payable – related party at August 31, 2016	5,500

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance. On August 15, 2016, the Company issued a significant shareholder a second 7% unsecured promissory note in the amount of $26,000 which matures six months from the date of issuance

The changes in notes payable to related party consisted of the following during the year ended August 31, 2016:

August 31, 2016
Notes payable – related party	$-
Borrowings on notes payable – related party	26,000
Notes payable – related party at August 31, 2016	26,000

6. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006. The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On December 1, 2015 the Company effected a 1 for 3 reverse stock split of the Company’s outstanding stock. All share and per share amounts herein have been retroactively restated to reflect the split.

On, July 8, 2015, the Company authorized to issue 250,000 shares of common stock for consulting fees in the amount of $105,000. These shares were not issued as of August 31, 2015 and the balance is reflected as common stock payable in the consolidated balance sheet.

On, July 8, 2015, the Company authorized to issue 250,000 shares of common stock for stock based compensation in the amount of $105,000. These shares were not issued as of August 31, 2015 and the balance is reflected as common stock payable in the consolidated balance sheet.

On October 30, 2015, the Company issued the 500,000 common shares granted on July 8, 2015 to settle the common stock payable of $210,000.

7. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

On April 27, 2016, the Company issued our CEO two 7% unsecured promissory note totaling $5,500 which mature six months from the date of issuance.

The Company issued a significant shareholder two 7% unsecured promissory notes totaling $26,000 which mature six months from the date of issuance.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest.

8. INCOME TAXES

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

As of August 31, 2016 and 2015, the Company had a net operating loss (NOL) carryforward of approximately $1,738,968, and $1,374,003. The NOL carryforward begins to expire in various years through 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at August 31, 2016  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31st:

	2016	2015
Deferred tax assets:
Net operating loss	608,989	480,901
Valuation allowance	(608,989)	(480,901)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2016 and 2015 was $608,989 and 480,901, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015 and 2014, and recorded a full valuation allowance.

9.  SUBSEQUENT EVENTS.

On October 27, 2016 the Company issued a significant shareholder a 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance.

On November 14, 2016 the Company issued a significant shareholder a 7% unsecured promissory note totaling $80,000 which matures six months from the date of issuance.

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

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2016 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

As a result of these deficiencies in our internal controls, our officer concluded that our internal control over financial reporting was not effective.

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

(c)          Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have appointed the following individuals to serve as our executive officers and directors:

Name	Age	Title(s)
Barry Tenzer	83	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Roberto Fata	47	Executive Vice President – Business Development and Director

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

Code of Ethics

We have not yet adopted a Code of Ethics but expect to consider and approve a Code of Ethics in the near term.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC").  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended August 31, 2016 have been complied with on a timely basis.

Changes in Nominating Procedures

None.

Board Leadership Structure and Role in Risk Oversight

Mr. Tenzer serves as Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the Board of Directors oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by using 2016 and 2015 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at August 31, 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Barry Tenzer CEO	2016	84,000	10,000	94,000	--	--	--	--	--
President Secretary	2015	74,342	8,000	105,000	--	--	--	--	--

Roberto Fata	2016	--	--	--	--	--	--	--	--
Exec VP	2015	--	--	105,000	--	--	--	--	--

Outstanding Equity Awards at Fiscal Year-End

None

Compensation of Directors

We have not established standard compensation arrangements for our directors and do not have any agreements or understandings to compensate directors for their services as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As o November 30, 2016, and following our acquisition of DTI, we had 2,923,907 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of DTII at 290 Lenox Avenue, New York, NY 10027. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of November 30, 2016. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Roberto Fata	410,000	14.0%
Barry Tenzer	394,000	13.5%
Officers and Directors as a group (2 persons)	804,000	27.5%
5% holder	812,800	27.8%
Lyle Hauser (1)

(1)   Mr. Hauser’s address is 1000 Quayside Terrace, Suite 1810, Miami, FL 33138.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have any independent directors.

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

On April 27, 2016, the Company issued our CEO two 7% unsecured promissory note totaling $5,500 which mature six months from the date of issuance.

The Company issued a significant shareholder two 7% unsecured promissory notes totaling $26,000 which mature six months from the date of issuance.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees

2016	$15,000	$-	$-	$-
2015	$21,500	$-	$-	$-

We have no formal audit committee. However, our entire Board of Directors is our de facto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(B)  Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Articles and Certificate of Merger (1)

3.3	Certificate of Amendment (2)

3.4	Certificate of Amendment (3)

3.5	Certificate of Amendment (4)

3.6	Bylaws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

(1) Incorporated by reference to Form 10-SB12B filed August 10, 2007.

(2) Incorporated by reference to Form 8-K filed March 15, 2012.

(3) Incorporated by reference to Form 8-K filed March 5, 2014.

(4) Incorporated by reference to Form 8-K filed December 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMI TELEMATICS INTERNATIONAL, INC.

December 16, 2016	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	December 16, 2016
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	December 16, 2016
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

