Form 10-Q
period 2016-11-30
DiMi Telematics International, Inc.
filed 2017-01-20
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes☒ No ☐

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

Yes ☐ No ☒

As of January 20, 2017, there were 2,922,712 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared by DiMi Telematics International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2016. In the opinion of the the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of November 30, 2016 and August 31, 2016 and the results of its operations and cash flows for the periods ended November 30, 2016 and 2015 have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

Dimi Telematics International, Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2016	2016
Assets
Current assets
Cash	$14,488	$431
Total current assets	14,488	431

Intellectual property, net of amortization of $909 and $876, respectively	1,281	1,314
Total assets	$15,769	$1,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$56,060	69,426
Accounts payable - related party	-	14,609
Note payable - related party	116,000	31,500
Total current liabilities	172,060	115,535

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 2,922,712 and 2,922,712 shares issued and outstanding as of November 30, 2016 and August 31, 2016, respectively	2,923	2,923
Additional paid-in capital	2,310,876	2,310,876
Accumulated deficit	(2,470,090)	(2,427,589)
Total stockholders' deficit	(156,291)	(113,790)
Total liability and stockholders' deficit	$15,769	$1,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2016	2015

Operating expenses:
Selling, general and administrative expenses	$8,452	$6,866
Payroll expense	24,563	22,717
Professional fees	8,613	39,692
Consulting	-	11,784
Amortization expense	33	33
Total operating expenses	41,661	81,092

Loss from operations	(41,661)	(81,092)

Other expense
Interest expense	(840)	-
Total other expense	(840)	-

Loss before income tax	(42,501)	(81,092)
Provision for income tax	-	-
Net Loss	$(42,501)	$(81,092)

Net loss per share: basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding basic and diluted	2,922,712	2,956,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dimi Telematics International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2016	2015
Cash flows from operating activities
Net loss	$(42,501)	$(81,092)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	33	33
Stock based compensation	-	5,250
Changes in operating assets and liabilities
Accounts payable	(14,206)	16,702
Accounts payable - related party	(14,609)	-
Accrued interest expense	840	-
Prepaid expense	-	(2,000)
Net Cash used in operating activities	(70,443)	(61,107)

Cash flow from financing activities
Payments for note payable - related party	(5,500)
Proceeds from note payable - related party	90,000	-
Net cash provided by financing activities	84,500	-

Net increase (decrease) in cash and cash equivalents	14,057	(61,107)
Cash and cash equivalents at beginning of period	431	185,869
Cash and cash equivalents at end of period	$14,488	$124,762
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DiMi Telematics International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of DiMi Telematics International, Inc. (formerly known as First Quantum Ventures, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended August 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2016, and the results of operations and cash flows for the three months ended November 30, 2016 and 2015. The results of operations for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. However, the Company has reported a net loss of $42,501 for the three months ended November, 2016 and had a working capital deficit of $157,572 as of November 30, 2016.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

On October 1, 2015, the Board of Directors and a majority of the Company’s shareholders approved an amendment of the Company’s Articles of Incorporation to effect a one (1) for three (3) reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Reverse Split became effective on December 1, 2015. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the Reverse Split have been converted into one (1) share of common stock. The effect of the Reverse Split has been applied retroactively throughout this quarterly report.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for consulting fees in the amount of $105,000. The shares were issued on October 30, 2015.

On, July 8, 2015, the Company authorized the issuance of 250,000 shares of common stock for stock based compensation in the amount of $105,000. The shares were issued on October 30, 2015.

On October 30, 2015, the Company issued the 500,000 shares of common stock granted on July 8, 2015 to settle the common stock payable of $210,000.

2. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued our CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the note, or$5,500.

The changes in notes payable to related party consisted of the following during the year ending November 30, 2016:

	November 30, 2016	August 31, 2016
Notes payable – related party at beginning of period	$5,500	$-
Payments on notes payable – related party	(5,500)	-
Borrowings on notes payable – related party	-	5,500
Convertible debenture – related party at end of period	$-	$5,500

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. On October 27, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance. On November 14, 2016, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $80,000 which matures six months from the date of issuance

The changes in notes payable to related party consisted of the following during the year ended November 30, 2016:

	November 30, 2016	August 31, 2016
Notes payable – related party at beginning of period	$26,000	$-
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	90,000	26,000
Convertible debenture – related party at end of period	$116,000	$26,000

3. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Vice President – Operations.

On April 27, 2016, the Company issued our CEO two 7% unsecured promissory note in the aggregate amount of $5,500 which matured six months from the date of issuance Both notes have been paid off and the remaining principal amount is $0.

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance.

On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest. As of November 30, 2016 the accounts payable – related party has been paid and currently has a balance of $0.

On October 27, 2016 the Company issued a significant shareholder a 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance.

One November 14, 2016 the Company issued a significant shareholder a 7% unsecured promissory note totaling $80,000 which matures six months from the date of issuance.

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

The Company is focused on the M2M market segments in which we can provide highly differentiated and value-driven solutions capable of unleashing tangible productivity gains, material cost reductions and quantifiable risk mitigation across an enterprise. Other than the oversight and administration of our corporate, financial and legal affairs by the executive management team, our Company’s operating activities are centralized in the following three core areas:

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

Employees

As of November 30, 2016 the Company employed no full time and no part time employees other than its Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2016 and 2015 totaled $8,452 and $6,866, respectively. Payroll expense amounted to $24,563 and $22,717 for the three months ended November 30, 2016 and 2015, respectively.

Amortization Expense

Amortization expense for the three months ended November 30, 2016 and 2015 totaled $33 and $33, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended November 30, 2016 and 2015, was $840 and $0, respectively.  The Company entered into two unsecured promissory notes with related parties during the three months ended November 30, 2016.  The notes have a 7% interest rate and mature 6 months from the date of issuance. See Note 2.

Net Loss

For the reasons stated above, our net loss for the three months ended November 30, 2016 totaled $42,501 or ($0.01) per share, a decrease of $38,591 compared to a net loss for the three months ended November 30, 2015 of $81,092, or ($0.03) per share. The majority of the additional loss is due to a decrease in consulting and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2016, we had cash and cash equivalents of $14,488. Net cash used in operating activities for the three months ended November 30, 2016 was approximately $70,443. Our current liabilities as of November 30, 2016 totaled $172,060 consisting of accounts payable and accrued liabilities of $56,060 and note payables of $116,000. We have net negative working capital of $157,572 as of November 30, 2016.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $42,501 for the three months ended November 30, 2016 and had an accumulated deficit of $2,470,090 as of November 30, 2016. These conditions raise significant doubt about our ability to continue as a going concern.

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

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

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

DIMI TELEMATICS INTERNATIONAL, INC.

January 20, 2017	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)