Form 10-K/A
period 2016-08-31
DiMi Telematics International, Inc.
filed 2017-02-08
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of DiMi Telematics International, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2016 (the “Original Filing”). This Amended Annual Report is being filed to correct certain information appearing in Items 10, 12 and 13.

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

Among the public companies with which we may compete are: Digi International, Inc. (Nasdaq: DGII), EnerNOC, Inc. (Nasdaq: ENOC), Evolving Systems, Inc. (Nasdaq: EVOL), Gemalto, NV (OTCQB: GTOFF), Numerex Corp. (Nasdaq: NMRX), RF Monolithics, Inc. (Nasdaq: RFMI), Telular Corporation (Nasdaq: WRLS) and Trimble Navigation Ltd. (Nasdaq: TRMB). Many of these competitors have greater name recognition as well as financial and other resources than we have. We may never become a competitive influence in the marketplace.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC").  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.  Based solely on its review of the copies of such Section 16 Reports received by the Company, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended August 31, 2016 have been complied with on a timely basis, except that the Forms 4 filed by Messrs. Tenzer and Fata and the Forms 3 filed by the Company’s two 10% shareholders who appear under Item 11 were not filed on a timely basis.

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

As of December 16, 2016, we had 2,922,712 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of DTII at 290 Lenox Avenue, New York, NY 10027. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of December 16, 2016. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Executive Officers and Directors:
Roberto Fata	410,000	14.0%
Barry Tenzer	394,000	13.5%
Officers and Directors as a group (2 persons):	804,000	27.5%
5% Holders:
Lyle Hauser (1)	812,800	27.8%
McGlothlin Holdings, Ltd. (2)	662,667	22.7%
Anthony Ivankovich (3)	435,003	14.9%

(1)   Mr. Hauser’s address is 1000 Quayside Terrace, Suite 1810, Miami, FL 33138.

(2)   McGlothlin Holdings, Ltd.’s address is Po BOX 590, Luling, Texas 78649 and its control person is Stan McGlothlin.

(3)   Mr. Ivankovich’s address is 791 Crandon Blvd., Apt. PH-6, Key Biscayne, FL 33149.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees

2016	$15,000	$-	$-	$-
2015	$21,500	$-	$-	$-

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

DIMI TELEMATICS INTERNATIONAL, INC.

February 8, 2017	By:	/s/ Barry Tenzer
	Name:	Barry Tenzer
	Title:	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Tenzer	February 8, 2017
Name: Barry Tenzer
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer) and Director

By:	/s/ Roberto Fata	February 8, 2017
Name: Roberto Fata
Title: Executive Vice President – Business Development and Director

