Form 10-Q
period 2017-02-28
Bespoke Extracts, Inc.
filed 2017-04-20
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

301 Yamato Road, Suite 1240, Boca Raton, FL 33431

(Address of principal executive offices)

855-633-3738

(Registrant’s telephone number, including area code)

 DiMi Telematics International, Inc.

290 Lenox Avenue, New York, NY 10027

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 19, 2017, there were 22,923,907 shares outstanding of the registrant’s common stock.

PART I

These unaudited consolidated financial statements have been prepared by Bespoke Extracts, Inc. (the “Company”, formerly known as DiMi Telematics International, Inc.) , pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2016, and amended on February 8, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of February 28, 2017 and August 31, 2016 and the results of its operations and cash flows for the periods ended February 28, 2017 and February 29, 2016 have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Bespoke Extracts, Inc.

f/k/a Dimi Telematics International, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2017	2016
Assets
Current assets
Cash	$6,186	$431
Total current assets	6,186	431

Domain names	50,185	-
Intellectual property, net of amortization of $1,971 and $657, respectively	-	1,314
Total assets	$56,371	$1,745

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$89,482	$69,426
Accounts payable - related party	-	14,609
Note payable - related party	146,000	31,500
Total current liabilities	235,482	115,535

Stockholders' Deficit
Series A Convertible Prefered Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 2,923,907 and 2,923,907 shares issued and outstanding as of February 28, 2017 and August 31, 2016, respectively	2,923	2,923
Common stock payable - 200,000 shares	30,000	-
Additional paid-in capital	2,310,876	2,310,876
Accumulated deficit	(2,522,910)	(2,427,589)
Total stockholders' deficit	(179,111)	(113,790)
Total liability and stockholders' deficit	$56,371	$1,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

f/k/a Dimi Telematics International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Operating expenses:
Selling, general and administrative expenses	$5,812	$3,926	$14,264	$10,793
Payroll expense	21,123	22,295	45,686	41,512
Professional fees	5,000	47,692	13,613	69,692
Consulting	-	106,125	-	117,909
Brand development	10,000	-	10,000	-
Formula development	7,500	-	7,500	-
Impairment of intellectual property	1,248	-	1,248	-
Amortization expense	33	33	66	66
Total operating expenses	50,716	180,071	92,377	239,972

Loss from operations	(50,716)	(180,071)	(92,377)	(239,972)

Other expense
Interest expense	(2,104)	-	(2,944)	-
Total other expense	(2,104)	-	(2,944)	-

Loss before income tax	(52,820)	(180,071)	(95,321)	(239,972)
Provision for income tax	-	-	-	-
Net Loss	$(52,820)	$(180,071)	$(95,321)	$(239,972)

Net loss per share: basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.09)

Weighted average shares outstanding basic and diluted	2,923,907	2,923,907	2,923,907	2,784,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

f/k/a Dimi Telematics International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	February 28	February 29
	2017	2016
Cash flows from operating activities
Net loss	$(95,321)	$(239,972)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	66	66
Impairment of intellectual propery	1,248
Changes in operating assets and liabilities
Accounts payable	16,794	(7,314)
Accounts payable - related party	(14,609)	-
Accrued interest expense	2,944	-
Prepaid expense	-	95,375
Net Cash used in operating activities	(88,878)	(151,845)

Cash flows from investing activities
Cash paid for domain names	(19,867)	-
Net cash used in investing activities	(19,867)	-

Cash flow from financing activities
Payment of note payable - related party	(5,500)	-
Proceeds from note payable - related party	120,000	-
Net cash provided by financing activities	114,500	-

Net increase in cash and cash equivalents	5,755	(151,845)
Cash and cash equivalents at beginning of period	431	185,869
Cash and cash equivalents at end of period	$6,186	$34,024

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Accrual for acquisition of domain names	$318	$-
Common stock payable issued for acquisition of domain names	30,000	-
Common stock issued for stock payable	-	210,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

(formerly DiMi Telematics International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc. (formerly known as DiMi Telematics, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended August 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2017, and the results of operations and cash flows for the three and six months ended February 28, 2017 and February 29, 2016. The results of operations for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. However, the Company has reported a net loss of $95,321 for the six months ended February 28, 2017 and had a working capital deficit of $229,296 as of February 28, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. (formerly known as DiMi Telematics, Inc.).

3. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company, purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total approximately $20,000 and 200,000 shares of the Company’s common stock valued at $30,000. As of February 28, 2017, the stock had not been issued and a total of $30,000 common stock payable is recorded.

4. INTELLECTUAL PROPERY

The Company executed an Asset Purchase Agreement on August 28, 2011 which included the acquisition of various types of intellectual property. The Company elected to suspend further investment and working capital on developing The Company’s technology and business prospects, The Company has recognized a loss on impairment of intellectual property in the amount of $1,248 as of February 28, 2017.

5. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued our CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500.

The changes in notes payable to related party consisted of the following during the six months ended February 28, 2017 and the year ended August 31, 2016:

	February 28, 2017	August 31, 2016
Notes payable – related party at beginning of period	$5,500	$-
Payments on notes payable – related party	(5,500)	-
Borrowings on notes payable – related party	-	5,500
Convertible debenture – related party at end of period	$-	$5,500

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. On October 27, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance. The preceding notes have matured and remain unpaid at the quarter ended February 28, 2017. On November 14, 2016, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $80,000 which matures six months from the date of issuance. On February 17, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $30,000 which matures six months from the date of issuance.

The changes in notes payable to related party consisted of the following during the six months ended February 28, 2017 and the year ended August 31, 2016:

	February 28, 2017	August 31, 2016
Notes payable – related party at beginning of period	$26,000	$-
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	120,000	26,000
Convertible debenture – related party at end of period	$146,000	$26,000

6. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Executive Vice President – Business Development.

On April 27, 2016, the Company issued our CEO two 7% unsecured promissory note in the aggregate amount of $5,500 which notes matured six months from the date of issuance Both notes have been paid off and the remaining principal amount is $0.

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. The note has matured and remain unpaid at the quarter ended February 28, 2017.

On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. The notes hat matured and remain unpaid at the quarter ended February 28, 2017.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest. As of February 28, 2017 the accounts payable – related party has been paid and currently has a balance of $0.

On October 27, 2016 the Company issued a significant shareholder a 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance. The notes hat matured and remain unpaid at the quarter ended February 28, 2017

One November 14, 2016 the Company issued a significant shareholder a 7% unsecured promissory note totaling $80,000 which matures six months from the date of issuance.

On February 17, 2017, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $30,000 which matures six months from the date of issuance.

7. SUBSEQUENT EVENTS

Effective March 10, 2017, the Company changed its legal corporate name to “Bespoke Extracts, Inc.” from “DiMi Telematics International, Inc.” The Company effectuated the name change through a short-form merger pursuant to Section 92A of the Nevada Revised Statutes where a subsidiary formed solely for the purpose of the name change was merged with and into the Company, with the Company as the surviving corporation in the merger. The merger had the effect of amending the Company’s Articles of Incorporation to reflect its new legal name.

Effective March 14, 2017, Roberto Fata resigned as a member of the Company’s Board of Directors (the “Board”). Mr. Fata’s resignation was not the result of any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board. Mr. Fata remains Executive Vice President – Business Development.

Effective March 14, 2017, the Company entered into a two year employment agreement with Barry Tenzer to continue as CEO of the Company. In connection with the employment agreement the Company issued Mr. Tenzer a warrant to purchase up to 20,000,000 share of common stock at a per share price of $0.0001. The warrant was exercised in full on March 28, 2017. The common stock underlying the warrant were issued on April 6, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effectuated a 1 for 200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006, the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary, referred to herein as DTII.

The Share Exchange qualified as a transaction exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”), and under the applicable securities laws of each jurisdiction where any of the stockholders reside.

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

On April 16, 2012, the Company issued a 1 for 1 stock dividend to current stockholders whereby the Company issued an additional 33,959,744 shares of common stock.  On May 16, 2012, the Company issued an additional 1 for 1 stock dividend to current stockholders whereby an additional 71,286,155 shares were issued. The dividends were also applied to outstanding warrants.  The Company has reflected the dividends as splits, which have been retroactively reflected in the financial statements.

In early 2017, our management team elected to suspend further investment and working capital on developing the Company’s technology and business prospects, turning its attention to prevailing new business opportunities in other high growth industries; namely the hemp-derived cannabidiol (“CBD”) market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. (formerly known as DiMi Telematics, Inc.) to align the Company’s corporate identity with its new business plan.

The Company is now focused on bringing to market a proprietary line of premium, quality, all natural CBD products in the forms of tinctures, capsules, drops and edibles for the nutraceutical and veterinary markets. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived isolate, our products will be marketed as dietary supplements through wholesale channels and direct-to-consumers via our retail ecommerce store found at www.bespokeextracts.com.

Plan of Operations

To be launched in April 2017, our introductory retail line of premium CBD extracts will come in the form of tinctures and include:

●	All-Natural, Pure Hemp-Derived CBD Extract with raw Mānuka Honey – available in 1 oz. and will retail at $129.

●	All-Natural, Pure Hemp-Derived CBD Extract for Pets with bacon flavoring – available in 1 oz. and will retail at $69.

Generally speaking, most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of the Company’s introductory line of great-tasting tinctures is our formulation which infuses pure, raw, all-natural, un-pasteurized Mānuka honey into our hemp-derived CBD extract.

Our Mānuka honey, imported directly from New Zealand, is one of the most unique and beneficial forms of honey in the world and carries the industry’s highest Unique Manuka Factor (UMF®) 16+ rating, distinguishing it as superior high grade Mānuka. Legislated by the UMF Honey Association (http://www.umf.org.nz/), the UMF rating system provides for a quality trademark and grading system identifying natural unadulterated Mānuka honey that has a special unique natural property found only in some strains of Mānuka honey. High grade (10+) Mānuka honey contains a high concentration of methylglyoxal, giving the honey its superior antibiotic quality. Produced by bees that pollinate the native Mānuka bush, general Mānuka honey uses range from healing sore throats and digestive illnesses to curing Staph infections and gingivitis.

In 1982, researchers at the New Zealand University of Waikato discovered that Mānuka honey has a considerably higher level of enzymes than regular honey. (http://www.waikato.ac.nz/news/archive.shtml?article=1087). These enzymes create a natural hydrogen peroxide that works as an antibacterial. The Company’s tinctures are infused with superior high grade, raw Mānuka honey, further enhancing the potential health benefits offered by the CBD isolate we use, and delivering a delicious tasting experience for consumers.

Planned Expansion of Product Line

By the fall of 2017, presuming market conditions are favorable, we expect to expand our retail product offerings to include new flavored options of tinctures and drops, as well as introducing our formulations in the form of capsules, sprays and edibles, such as gummies and chewable candies.

Commitment to Excellence in Supply, Manufacturing and Logistics

A key differentiator of our finished products is the superb quality of ingredients we source from the industry’s leading suppliers, each of whom we have carefully vetted and qualified.

It is important to note that the CBD oil industry has attracted a whole host of ‘snake oil-like’ salesmen who are intent on capitalizing on rising consumer demand for CBD products; however their primary motive is merely profit, not quality, much less safety. In fact, in late February 2015, the U.S. Federal Drug Administration (“FDA”) issued several warning letters to companies who claimed that their products contained CBD, but following testing of these products by the FDA were found to have no CBD whatsoever, much less high quality, pure and/or organic CBD.

All of the Company’s flavor-infused tinctures and drops are created using our formulations with pure, all natural CBD isolate sourced from a leading supplier which sends each batch of CBD isolate it produces to a third party for purity and safety verification prior to shipping to our manufacturer in Colorado. CBD isolate contains no THC, so products made using this product are not psychotropic and do not produce the “high” associated with THC products. Committed to sustainable agriculture, Isodiol sources its hemp-derived CBD from only non-GMO crops grown without pesticides, herbicides or insecticides. Moreover, its purification plant and processes are International Organization for Standardization (“ISO”) 9001 certified and Good Manufacturing Practice (“GMP”) certified, reflecting our shared commitment to following only industry-best standards.

Raw Mānuka honey used in our products is imported directly from Graham Cammells Honey located on the north island of New Zealand which has been supplying quality bee products since 1974.

Fulfillment of orders from our online customers is managed by a third-party logistics partner also based in the state of Colorado.

Development Status and Go-to-Market Strategy

Few will argue that the traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that will be anchored by a high impact, visually stunning, content-rich ecommerce website whereby we will educate and sell and ship our CBD products directly to consumers.

Our marketing initiatives will include the use of social marketing, direct response marketing, inbound marketing, email marketing, Search Engine Optimization and content marketing, among other proven strategies. We will also explore utilizing coupon and deal sites to drive traffic to our website and participate in select industry conferences to promote our brand and build greater awareness of our products among prospective business partners and consumers.

Employees

As of February 28, 2017, the Company employed no full time and no part time employees other than its Chief Executive Officer.

Results of Operation for the Three Months Ended February 28, 2017 and FEBRUARY 29, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 28, 2017 and February 29, 2016 totaled $5,812 and $3,926, respectively. Payroll expense amounted to $21,123 and $22,295 for the three months ended February 28, 2017 and February 29, 2016, respectively. Brand Development amounted to $10,000 and $0 for the three months ended February 28, 2017 and February 29, 2016. Formula development amounted to $7,500 and $0 for the three months ended February 28, 2017 and February 29, 2016. Brand and Formula development is in relation to the change in business operations to the CBD market. Impairment of intellectual property amounted to $1,248 and $0 for the three months ended February 28, 2017 and February 29, 2016.

Amortization Expense

Amortization expense for the three months ended February 28, 2017 and February 29, 2016 totaled $33 and $33, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended February 28, 2017 and February 29, 2016, was $2,104 and $0, respectively.  The Company entered into three unsecured promissory notes with related parties.  The notes have a 7% interest rate and mature 6 months from the date of issuance. See Note 2.

Net Loss

For the reasons stated above, our net loss for the three months ended February 28, 2017 totaled $52,820 or ($0.02) per share, a decrease of $127,251 compared to a net loss for the three months ended February 29, 2016 of $180,071, or ($0.06) per share. The majority of the additional loss is due to a decrease in consulting and professional fees.

Results of Operation for the Six Months Ended February 28, 2017 and fEBRUARY 29, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2017 and February 29, 2016 totaled $14,264 and $10,793, respectively. Payroll expense amounted to $45,686 and $41,512 for the six months ended February 28, 2017 and February 29, 2016, respectively. Brand Development amounted to $10,000 and $0 for the six months ended February 28, 2017 and February 29, 2016. Formula development amounted to $7,500 and $0 for the six months ended February 28, 2017 and February 29, 2016. Brand and Formula development is in relation to the change in business operations.to the CBD market. Impairment of intellectual property amounted to $1,248 and $0 for the six months ended February 28, 2017 and February 29, 2016

Amortization Expense

Amortization expense for the six months ended February 28, 2017 and February 29, 2016 totaled $66 and $66, respectively. Amortization expense is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the six months ended February 28, 2017 and February 29, 2016, was $2,944 and $0, respectively. The Company entered into three unsecured promissory notes with related parties.  The notes have a 7% interest rate and mature 6 months from the date of issuance. See Note 2.

Net Loss

For the reasons stated above, our net loss for the six months ended February 28, 2017 totaled $95,321 or ($0.03) per share, a decrease of $144,651 compared to a net loss for the six months ended February 29, 2016 of $239,972, or ($0.09) per share. The majority of the additional loss is due to a decrease in consulting and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2017, we had cash and cash equivalents of $6,186. Net cash used in operating activities for the six months ended February 28, 2017 was approximately $88,878 our current liabilities as of February 28, 2017 totaled $235,482 consisting of accounts payable and accrued liabilities of $89,482 and note payables of $146,000. We have net negative working capital of $229,296 as of February 28, 2017.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $95,321 for the six months ended February 28, 2017 and had an accumulated deficit of $2,522,910 as of February 28, 2017. These conditions raise significant doubt about our ability to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit No. Description

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: April 19, 2017	By:	/s/ Barry Tenzer
Barry Tenzer President, CEO and CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

