Form 10-Q
period 2017-05-31
Bespoke Extracts, Inc.
filed 2017-07-18
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

323 Sunny Isles Blvd., Suite 700

Sunny Isles, Florida, 33160

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

As of July 15, 2017, there were 25,822,712 shares outstanding of the registrant’s common stock.

PART I

These unaudited consolidated financial statements have been prepared by Bespoke Extracts, Inc. (the “Company”, formerly known as DiMi Telematics International, Inc.), pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2016, and amended on February 8, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of May 31, 2017 and August 31, 2016 and the results of its operations and cash flows for the periods ended May 31, 2017 and May 31, 2016 have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2017	2016
Assets
Current assets
Cash	$158,046	$431
Total current assets	158,046	431

Domain names, net of amortization of $836	49,349	-
Intellectual property, net of amortization of $0 and $657, respectively	-	1,314
Total assets	$207,395	$1,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$19,798	$69,426
Accounts payable - related party	-	14,609
Note payable - related party	153,050	31,500
Convertible note payable, net of unamortized discount $371,139	168,861	-
Total current liabilities	341,709	115,535

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 45,622,712 and 2,922,712 shares issued and outstanding as of May 31, 2017 and August 31, 2016, respectively	45,623	2,923
Common stock payable - 200,000 shares	30,000	-
Additional paid-in capital	7,563,087	2,310,876
Accumulated deficit	(7,773,024)	(2,427,589)
Total stockholders' deficit	(134,314)	(113,790)
Total liability and stockholders' deficit	$207,395	$1,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated  Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016

Operating expenses:
Selling, general and administrative expenses	$16,543	$4,869	$30,807	$15,662
Payroll expense	21,829	21,124	67,515	62,636
Professional fees	28,000	38,500	41,613	108,192
Consulting	73,750	4,675	73,750	122,584
Brand development	-	-	10,000	-
Formula development	-	-	7,500	-
Compensation	5,088,421	-	5,088,421	-
Impairment of intellectual property	-	-	1,248	-
Amortization expense	836	33	902	99
Total operating expenses	5,229,379	69,201	5,321,756	309,173

Loss from operations	(5,229,379)	(69,201)	(5,321,756)	(309,173)

Other expense
Interest expense	(9,383)	(60)	(12,327)	(60)
Amortization of debt discounts	(11,352)	-	(11,352)	-
Total other expense	(20,735)	(60)	(23,679)	(60)

Loss before income tax	(5,250,114)	(69,261)	(5,345,435)	(309,233)
Provision for income tax	-	-	-	-
Net Loss	$(5,250,114)	$(69,261)	$(5,345,435)	$(309,233)

Net loss per share: basic and diluted	$(0.28)	$(0.02)	$(0.65)	$(0.11)

Weighted average shares outstanding basic and diluted	18,520,538	2,923,907	8,179,122	2,815,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated  Statements of Cash Flows

(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,345,435)	$(309,233)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	902	99
Amortization of debt discount	11,351	-
Stock based compensation	5,088,421	-
Impairment of intellectual property	1,248	-
Changes in operating assets and liabilities
Accounts payable	(62,320)	19,641
Accounts payable - related party	(14,609)	-
Accrued interest expense	12,692	60
Prepaid expense	-	95,375
Net Cash used in operating activities	(307,750)	(194,058)

Cash flows from investing activities
Proceeds from note payable, related party	-	12,500
Cash paid for domain names	(20,185)	-
Net cash used in investing activities	(20,185)	12,500

Cash flow from financing activities
Payment of note payable - related party	(5,500)	-
Proceeds from exercise of warrants	4,000	-
Borrowings on convertible debt	360,000	-
Proceeds from note payable - related party	127,050	-
Net cash provided by financing activities	485,550	-

Net increase in cash and cash equivalents	157,615	(181,558)
Cash and cash equivalents at beginning of period	431	185,869
Cash and cash equivalents at end of period	$158,046	$4,311

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Common stock payable issued for acquisition of domain names	$30,000	$-
Stock issued with debt	157,509	-
Warrants issued with debt	44,981	-
Common stock issued for stock payable	-	210,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

(formerly DiMi Telematics International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 —BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc. (formerly known as DiMi Telematics International, Inc.), a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended August 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2017, and the results of operations and cash flows for the three and nine months ended May 31, 2017 and May 31, 2016. The results of operations for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $5,345,435 for the nine months ended May 31, 2017 and had a working capital deficit of $183,663 as of May 31, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed. The accompanying financial statements do not contain any adjustments that may result from the outcome of this uncertainty.

Research and Development

Research and development costs and brand development costs are expensed as incurred. Development costs of product to be sold are subject to capitalization beginning when a product’s feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred for development are capitalized. Amortization is recorded over the estimated useful lives of the assets, generally, 5 years. For the nine months ended May 31, 2017 the Company expensed $10,000 compared to $0 for the nine months ended May 31, 2016, for brand development. Formula development for the nine months ended May 31, 2017 amounted to $7,500 compared to $0 for the nine months ended May 31, 2016.

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

On February 21, 2017, the Company recognized a stock payable of $30,000 associated with 200,000 shares committed to be issued for the purchase of certain domain names (see Note 4).

On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. (formerly known as DiMi Telematics International, Inc.).

On April 11, 2017, the Company issued 2,700,000 shares of common stock in connection with the issuance of a convertible note with a principal amount of $540,000 (see Note 6). The relative fair value of the stock of $157,509 was recognized as a discount to the note that is being amortized to interest expense over the life of the note.

3. WARRANTS

During the nine months ended May 31, 2017, warrant activity included the following:

Warrants granted on March 14, 2017, the Company entered into an employment agreement with Barry Tenzer to continue as CEO of the Company. In connection with the employment agreement the Company issued Mr. Tenzer a warrant to purchase up to 20,000,000 share of common stock at a per share price of $0.0001. The warrant was exercised in full on March 28, 2017. On May 22, 2017, Barry Tenzer resigned as President and Chief Executive Officer. In connection with the resignation of Mr. Tenzer, the 20,000,000 shares of stock issued upon the exercise of the warrants was returned to the company and cancelled and the exercise proceeds of $2,000 were returned to Mr. Tenzer subsequent to May 31, 2017. The fair value of the warrants was determined to be $4,998,021 which was recognized as compensation expense during the nine months ended May 31, 2017.

The following table summarizes the warrant activity issued to Barry Tenzer during the nine months ended May 31, 2017:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at August, 2016	-	$-
Granted	20,000,000	.0001
Canceled or expired	-	-
Exercised	20,000,000	.0001
Outstanding at May 31, 2017	-	$-

On May 22, 2017, the Company entered into an employment agreement with Mr. Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants are subject to forfeiture and vest over a service period of three years. The fair value of the award was determined to be $10,998,105 of which $90,400 was recognized as compensation expense during the nine months ended May 31, 2017. The remaining $10,908,265 will be recognized as compensation expense over the three year service period.

The following table summarizes the warrant activity issued to Marc Yahr during the nine months ended May 31, 2017:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at August, 2016	-	$-
Granted	20,000,000	.0001
Canceled or expired	-	-
Exercised	20,000,000	.0001
Outstanding at May 31, 2017	-	$-

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The note has a 9% interest rate and a term of two years. In connection with the note, the Company issued the lender 900,000 warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants $44,981 was recognized as a discount to the note.

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at August, 2016	-	$-
Granted	900,000	1.00
Canceled or expired	-	-
Exercised	-	-
Outstanding at May 31, 2017	900,000	$1.00

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
Risk-free interest rate at grant date	1.06% – 1.44%
Expected stock price volatility	117% – 362%
Expected dividend payout	-
Expected option in life-years	1 – 3 years

4. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total approximately $20,000 and 200,000 shares of the Company’s common stock valued at $30,000. As of May 31, 2017, the stock had not been issued and a total of $30,000 common stock payable is recorded.

5. INTELLECTUAL PROPERTY

The Company executed an Asset Purchase Agreement on August 28, 2011 which included the acquisition of various types of intellectual property. The Company elected to suspend further investment and working capital on developing the Company’s technology and business prospects. The Company has recognized a loss on impairment of intellectual property in the amount of $1,248 as of May 31, 2017.

6. NOTES PAYABLE

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued our CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500.

The changes in these notes payable to related party consisted of the following during the nine months ended May 31, 2017 and the year ended August 31, 2016:

	May 31, 2017	August 31, 2016
Notes payable – related party at beginning of period	$5,500	$-
Payments on notes payable – related party	(5,500)	-
Borrowings on notes payable – related party	50	5,500
Convertible debenture – related party at end of period	$50	$5,500

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. On October 27, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance. The preceding notes have matured and remain unpaid at the quarter ended May 31, 2017. On November 14, 2016, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $80,000 which matures six months from the date of issuance. On February 17, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $30,000 which matures six months from the date of issuance. On March 31, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $7,000 which matures six months from the date of issuance.

The changes in notes payable to related party consisted of the following during the nine months ended May 31, 2017 and the year ended August 31, 2016:

	May 31, 2017	August 31, 2016
Notes payable – related party at beginning of period	$26,000	$-
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	127,000	26,000
Convertible debenture – related party at end of period	$153,000	$26,000

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The note has a 9% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares and 900,000 warrants. The relative fair value of the stock and warrants aggregating $202,490 was recognized as a discount to the note. Amortization of $11,351 was recognized during the nine months ended May 31, 2017. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender is entitled to receive the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principle.

May 31, 2017
Convertible debenture	$540,000
Unamortized discount	(371,139)
Convertible debenture, net of unamortized discount	$168,861

7. EMPLOYMENT AGREEMENT

On March 14, 2017, the Company entered into a two year employment agreement with Barry Tenzer to continue as CEO of the Company. In connection with the employment agreement the Company issued Mr. Tenzer a warrant to purchase up to 20,000,000 share of common stock at a per share price of $0.0001. The warrant was exercised in full on March 28, 2017. The shares of common stock underlying the warrant were issued on April 6, 2017.

On May 22, 2017, Barry Tenzer resigned as President and Chief Executive Officer of Bespoke Extracts, Inc. Mr. Tenzer’s resignation was not the result from any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board. In connections with the resignation of Mr. Tenzer his stock issued from his employment agreement has been returned to the company subsequent to May 31, 2017.

On May 22, 2017, the Board of Directors of the Company appointed Marc Yahr as President and Chief Executive Officer of the Company and as a member of the Company’s Board. There are no family relationships between Mr. Yahr and any of our other officers and directors.

On May 22, 2017, the Company entered into an employment agreement with Mr. Yahr pursuant to which Mr. Yahr will serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017.

8. RELATED PARTY TRANSACTIONS

We currently lease approximately 500 square feet of general office space at 290 Lenox Avenue, New York, NY 10027 from our Executive Vice President – Business Development.

On April 27, 2016, the Company issued our CEO two 7% unsecured promissory note in the aggregate amount of $5,500 which notes matured six months from the date of issuance. Both notes have been paid off and the remaining principal amount is $0.

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. The note has matured and remains unpaid at the quarter ended May 31, 2017.

On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. The note has matured and remains unpaid at the quarter ended May 31, 2017.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest. As of May 31, 2017 the accounts payable – related party has been paid and currently has a balance of $0.

On October 27, 2016 the Company issued a significant shareholder a 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance. The note has matured and remains unpaid at the quarter ended May 31, 2017

One November 14, 2016 the Company issued a significant shareholder a 7% unsecured promissory note totaling $80,000 which matures six months from the date of issuance.

On February 17, 2017, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $30,000 which matures six months from the date of issuance.

On March 31, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $7,000 which matures six months from the date of issuance.

9. SUBSEQUENT EVENTS

As of June 10, 2017, the Company issued an aggregate of 40,000,000 shares of common stock pursuant to the exercise of warrants for proceeds of $4,000.

On June 29, 2017, the Company issued 200,000 shares of common stock committed to be issued for the purchase of certain domain names (see Note 4).

On June 29, 2017, in connection with the resignation of Mr. Tenzer, the 20,000,000 shares of stock issued upon the exercise of the warrants was returned to the Company and cancelled and the exercise proceeds of $2,000 were returned to Mr. Tenzer.

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

In early 2017, our management team elected to suspend further investment and working capital on developing the Company’s technology and business prospects, turning its attention to prevailing new business opportunities in other high growth industries; namely the hemp-derived cannabidiol (“CBD”) market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. (formerly known as DiMi Telematics International, Inc.) to align the Company’s corporate identity with its new business plan.

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

Plan of Operations

To be launched in September 2017, our introductory retail line of premium CBD extracts will come in the form of tinctures and include:

●	All-Natural, Pure Hemp-Derived CBD Extract with raw Mānuka Honey – available in 2 oz. and will retail at $129.

●	All-Natural, Pure Hemp-Derived CBD Extract for Pets with bacon flavoring – available in 2 oz. and will retail at $69.

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

All of the Company’s flavor-infused tinctures and drops are created using our formulations with pure, all natural CBD isolate sourced from a leading supplier which sends each batch of CBD isolate it produces to a third party for purity and safety verification prior to shipping to our manufacturer. CBD isolate contains no THC, so products made using this product are not psychotropic and do not produce the “high” associated with THC products. Committed to sustainable agriculture, our manufacturer sources its hemp-derived CBD from only non-GMO crops grown without pesticides, herbicides or insecticides. Moreover, its purification plant and processes are International Organization for Standardization (“ISO”) 9001 certified and Good Manufacturing Practice (“GMP”) certified, reflecting our shared commitment to following only industry-best standards.

Raw Mānuka honey used in our products is imported directly from Graham Cammells Honey located on the north island of New Zealand which has been supplying quality bee products since 1974.

Fulfillment of orders from our online customers is managed by a third-party logistics partner.

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

Employees

As of May 31, 2017, the Company employed no full time and no part time employees other than its Chief Executive Officer.

Results of Operation for the Three Months Ended May 31, 2017 and May 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended May 31, 2017 and May 31, 2016 totaled $16,543 and $4,869, respectively. Payroll expense amounted to $21,829 and $21,124 for the three months ended May 31, 2017 and May 31, 2016, respectively. Impairment of intellectual property amounted to $1,248 and $0 for the three months ended May 31, 2017 and May 31, 2016. Stock based compensation amounted to $5,088,421 and $0 for the three months ended May 31, 2017 and May 31, 2016, respectively. Stock based compensation is an expense related to the issuances of warrants to the CEO. See Note 3.

Amortization Expense

Amortization expense for the three months ended May 31, 2017 and May 31, 2016 totaled $836 and $33, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Amortization of Debt Discount

Amortization of debt discount for the three months ended May 31, 2017 and May 31, 2016 totaled $11,352 and $0 respectively. Discount on debenture is in relation to the issuance of a note payable in connection with a stock stale. See Note 6.

Interest Expense

Interest expense on promissory notes for the three months ended May 31, 2017 and May 31, 2016, was $9,383 and $60, respectively.  The Company entered into four unsecured promissory notes with related parties.   See Note 6.

Net Loss

For the reasons stated above, our net loss for the three months ended May 31, 2017 totaled $5,250,114 or $(0.28) per share, an increase of $5,180,853 compared to a net loss for the three months ended May 31, 2016 of $69,261, or ($0.02) per share. The majority of the additional loss is due to recognition of stock based expense totaling $5,088,421.

Results of Operation for the Nine Months Ended May 31, 2017 and May 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2017 and May 31, 2016 totaled $30,807 and $15,662, respectively. Payroll expense amounted to $67,515 and $62,636 for the nine months ended May 31, 2017 and May 31, 2016, respectively. Brand Development amounted to $10,000 and $0 for the nine months ended May 31, 2017 and May 31, 2016. Formula development amounted to $7,500 and $0 for the nine months ended May 31, 2017 and May 31, 2016. Brand and Formula development is in relation to the change in business operations to the CBD market. Impairment of intellectual property amounted to $1,248 and $0 for the nine months ended May 31, 2017 and May 31, 2016. Stock based compensation amounted to $5,088,421 and $0 for the nine months ended May 31, 2017 and May 31, 2016, respectively. Stock based compensation is an expense related to the issuances of warrants to the CEO. See Note 3.

Amortization Expense

Amortization expense for the nine months ended May 31, 2017 and May 31, 2016 totaled $902 and $99, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Amortization of Debt Discount

Amortization of debt discount for the nine months ended May 31, 2017 and May 31, 2016 totaled $11,352 and $0 respectively. Discount on debenture is in relation to the issuance of a note payable in connection with a stock stale. See Note 6.

Interest Expense

Interest expense on promissory notes for the nine months ended May 31, 2017 and May 31, 2016, was $12,327 and $60, respectively.  The Company entered into four unsecured promissory notes with related parties.   See Note 6.

Net Loss

For the reasons stated above, our net loss for the nine months ended May 31, 2017 totaled $5,345,435 or $(0.65) per share, an increase of $5,036,202 compared to a net loss for the nine months ended May 31, 2016 of $309,233, or ($0.11) per share. The majority of the additional loss is due to recognition of stock based expense totaling $5,088,421.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, we had cash and cash equivalents of $158,046. Net cash used in operating activities for the nine months ended May 31, 2017 was approximately $308,068 our current liabilities as of May 31, 2017 totaled $341,709 consisting of accounts payable and accrued liabilities of $19,798 note payable of $168,861 and note payables of $153,050. We have net negative working capital of $183,663 as of May 31, 2017.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $5,345,435 for the nine months ended May 31, 2017 and had an accumulated deficit of $7,773,024 as of May 31, 2017. These conditions raise significant doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: July 18, 2017	By:	/s/ Marc Yahr
Marc Yahr President, CEO and CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

