Form 10-K
period 2017-08-31
Bespoke Extracts, Inc.
filed 2017-12-21
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida	33160
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (855) 633-3738

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $631,066.

As of December 20, 2017, there were 31,472,712 shares of Common Stock, par value $0.001 per share, issued and outstanding.

BESPOKE EXTRACTS, INC.

PART I

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking state to all comments are based on our management's beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Bespoke Extracts, Inc.” and “Bespoke” mean Bespoke Extracts, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Our Corporate History

We were incorporated in the State of Colorado on July 29, 1988 under the name Cine-Source Entertainment, Inc. (“Cine-Source Entertainment”). Pursuant to a Plan of Merger dated February 24, 2004, on such date, Cine-Source Entertainment filed the Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging Cine-Source Entertainment into Cine-Source, Inc., a Colorado corporation (“Cine-Source”), with Cine-Source as the surviving corporation (the “Merger”). A previous controlling stockholder group of Cine-Source Entertainment arranged the Merger for business reasons that did not materialize. On April 26, 2004, Cine-Source effectuated a 1-for-200 reverse stock split. Thereafter, on April 27, 2004, Cine-Source changed its name to First Quantum Ventures, Inc. (“FQV Colorado”). On April 13, 2006, FQV Colorado formed a wholly owned subsidiary in the State of Nevada under the name First Quantum Ventures, Inc. (“FQV Nevada”), and on May 5, 2006, FQV Colorado merged with and into its subsidiary, FQV Nevada, with FQV Nevada as the surviving corporation.

On March 15, 2012, FQV Nevada changed its name to DiMi Telematics International, Inc. (“DTII”). On April 16, 2012, DTII issued a 1-for-1 stock dividend to current stockholders whereby DTII issued an additional 33,959,744 shares of common stock.  On May 16, 2012, DTII issued an additional 1-for-1 stock dividend to current stockholders whereby an additional 71,286,155 shares of common stock were issued. The dividends were also applied to outstanding warrants.  The foregoing dividends have been retroactively reflected in the financial statements as splits.

In early 2017, our management team elected to suspend further investment and working capital on developing the DTII’s technology and business prospects, turning its attention to prevailing new business opportunities in other high growth industries; namely the hemp-derived cannabidiol (“CBD”) market. On March 10, 2017, DTII changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

The Company is now focused on introducing a proprietary line of premium quality, all natural cannabidiol (CBD) products in the form of tinctures and capsules for the nutraceutical and veterinary markets. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD, our products will be marketed as dietary supplements and distributed through our direct-to-consumers ecommerce store, found at www.BespokeExtracts.com, and through select specialty retailers, pharmacies/dispensaries and care providers.

The Cannabis Market

Many states have already legalized medical cannabis, and adult-use cannabis is now legal at the statewide level in several major U.S. markets. According to ArcView Market Research, a cannabis industry research firm, the cannabis industry will be worth roughly $21.8 billion per year by 2020. Investment firm Cowen & Co. is projecting that U.S. legal cannabis sales could reach $50 billion by 2026. For context, according to a report by Arcview Market Research, the North American black market for cannabis is estimated to have totaled $46.4 billion in sales last year.

CBD, one of over 80 active cannabinoid chemicals found in cannabis, is the major non-psychoactive component of the plant Cannabis sativa L., and is proving to be an effective treatment for a number of health conditions affecting adults, children and pets. While U.S. companies cannot legally make medical claims about CBD or its uses, there are countless scientific research studies showing potential therapeutic indications for CBD, demonstrating that it works well with body cells to improve immunity and is even produced naturally in the human brain.

According to a 2013 study published in the British Journal of Clinical Pharmacology, CBD benefits including acting in some experimental models as an anti-inflammatory, anticonvulsant, antioxidant, antiemetic, anxiolytic and antipsychotic agent; and is therefore a potential medicinal treatment for neuroinflammation, epilepsy, oxidative injury, vomiting and nausea, anxiety and schizophrenia. Moreover, there have been dozens of other peer-reviewed studies suggesting that CBD may have therapeutic value for medical indications including bipolar disorder, cancer, glaucoma, HIV/AIDS, Huntington’s Disease, Crohn’s Disease, Multiple Sclerosis, Parkinson’s Disease, PTSD, rheumatoid arthritis and Tourette’s Syndrome.

Due to the growing body of published research supporting the promising therapeutic benefits of CBD, the demand for CBD products has been skyrocketing. In fact, Forbes Magazine recently reported that the Hemp Business Journal estimates that the CBD market will grow to a $2.1 billion market in consumer sales by 2020 with $450 million of those sales coming from hemp-based sources, representing a 700% increase from 2016. In 2015, the market for consumer sales of hemp-derived CBD products was $90 million, plus another $112 million in marijuana-derived CBD products which were sold through dispensaries – bringing the total CBD market to $202 million last year. According to an article published in 2016 in Forbes Magazine, Matthew Karnes, founder and Managing Partner of industry research firm, GreenWave Advisors, estimated an almost $3 billion CBD market by 2021.

Introductory Product Line

Generally speaking, our management believes most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of Bespoke Extracts’ introductory retail product line is our great-tasting, flavor-infused tinctures, formulated using only premium, organic ingredients. In addition, we will also market CBD extract in capsule form. As our Company matures, we expect to expand our proprietary CBD products to include a much broader range of flavors and form factors.

Scheduled for launch to consumers in the fourth quarter of calendar 2017, our official market debut will showcase the following introductory products:

●	Manuka Honey CBD Tincture: 1000 mg of all-natural, pure hemp-derived CBD extract infused with raw, organic, UMF16+ Manuka Honey – available in 2 fluid ounce tincture;

●	Lemon Lime CBD Tincture for Sport: 1500 mg of all-natural, pure hemp-derived CBD extract –available in 2 fluid ounce tincture;

●	Bacon CBD Tincture for Pets: 500 mg of all-natural, smoked bacon-flavored, pure hemp-derived CBD extract – available in 2 fluid ounce tincture with convenient spray top for dosing on pet food; and

●	CBD Gelcaps: 1500 mg of all-natural, pure hemp-derived CBD extract in gelcap form – containing 30 gelcaps with 50 mg each.

Supply, Manufacturing and Logistics

Our management believes that some companies operating in the CBD oil industry tend to emphasize sales and quantity over quality and safety. In late February 2015, the U.S. Federal Drug Administration (“FDA”) issued several warning letters to companies who claimed that their products contained CBD but, following testing of these products by the FDA, were found to have no CBD.

All of our flavor-infused tinctures and capsules are formulated using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD sourced from one of the largest, fully and vertically integrated producers of PCR hemp oil. All CBD isolates and oils are authenticated by an independent third party via issuance of a Certificate of Analysis (“COA”), which cannabinoid content and profile, microbiological content, heavy metal content, pesticide content, and residual solvent content. We recognize the importance of compliance and is partnered with one of the industry’s leading CGMP certified extraction facilities. This ensures the consistency and quality of our product line and brand.

Through its proprietary engineering process, our American-based supplier isolates and removes any unwanted compounds – while creating the maximum potency level of phytocannabinoids and terpenes – cold, enclosed and continuous manufacturing processes prevents the degradation of natural molecules during extraction and purification. Made and derived from non-GMO, USA-grown hemp, its PCR hemp oil and isolate powder are subjected to a rigorous testing system – both in-house and verified through independent, third party labs – which ensures accurate levels of phytocannabinoids and confirms the absence of THC. Our products contain only the highest level of naturally derived CBD, more than 99.5% pure, and never contain any THC.

We believe that a key differentiator of our finished products is the superb quality of ingredients we source from the industry’s leading suppliers, each of whom we have carefully vetted and qualified.

For instance, raw Mānuka honey used in our products is imported directly from the north island of New Zealand from a supplier which has been supplying quality bee products since 1974. Mānuka honey is believed to be one of the most unique and beneficial forms of honey in the world and may carry the industry’s highest UMF®16+ rating, distinguishing it as superior high-grade Manuka. Produced by bees that pollinate the native Manuka bush, possible Mānuka honey uses range from healing sore throats and digestive illnesses to curing Staph infections and gingivitis. All other flavorings infused in our products – including our all-natural, organic lemon lime flavor used in our Bespoke Sport offering -- are also sourced from reputable suppliers.

Fulfillment of orders from our online customers is managed by a well-established third-party logistics partner.

Development Status and Go-to-Market Strategy

Management believes that the traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that will be anchored by a high impact, visually stunning, content-rich ecommerce website whereby we will educate, sell, and ship our CBD products directly to consumers. In addition, we will also market our CBD products on a wholesale basis to select specialty retailers, dispensaries and physicians.

Our marketing initiatives will include the use of social marketing, social influence marketing, direct response marketing, inbound marketing, email marketing, Search Engine Optimization (“SEO”) and content marketing, among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. We will also explore utilizing coupon and deal sites to drive traffic to our website and retailers, as well as participate in select industry conferences to promote our brand and build greater awareness of our products among prospective business partners and consumers.

Other planned brand-building tactics include development of an authentic sports marketing and sponsorship strategy focused initially on Extreme Sports, motor racing and other high action sports athletes, teams and events, with the underpinning goal of generating consumer awareness of our high-performance Lemon-Lime Sport CBD brand by fans and athletes.

The Difference Between Hemp and Marijuana

Both marijuana and hemp come from the same species of plant called “Cannabis Sativa L.” However, cultivators of the cannabis plant have manipulated it over the years to encourage specific traits to become dominant. Cannabis plants contain unique compounds called cannabinoids. Current research has revealed over 80 different cannabinoids thus far, but management believes THC is the most well-known and is credited with causing the marijuana high . While marijuana plants contain high levels of THC, hemp contains very little of the psychoactive chemical. The foregoing is one of the differences which distinguishes hemp from marijuana.

Hemp was originally cultivated nearly 10,000 years ago in what is modern day Taiwan. Ancient cultivators of the cannabis plant recognized that it was dioecious, meaning that it had dual characteristics. Cultivators grew one variety of the cannabis plant to be tall and durable. This became what we now call industrial hemp. Upon discovering that the flower buds of the cannabis plant had psychoactive effects, cultivators began separating the hemp plants from the flowering plants in order to isolate their “medicinal” characteristics.

Scientifically, we now know that industrial hemp plants tend to produce high levels of the cannabinoid CBD, while producing low amounts of THC. Conversely, the marijuana plant produces high THC levels and low CBD levels. This chemical difference dictates the way we use the cannabis plant for medicinal and dietary supplemental purposes.

Market Outlook

According to MedMen, a cannabis management services company and investment firm, the legal cannabis market is forecast to be the fastest growing industry in the world, with annual sales projected to hit $80 billion in the next decade. In 2016, the U.S. posted a record $7.1 billion in cannabis sales, up from $5.7 billion in 2015 and $4.6 billion the year before. According to MedMen, this double-digit growth rate is expected to continue in the foreseeable future as more states legalize medical and recreational marijuana. In its December 2016 publication, “The CBD Report,” Hemp Business Journal (“HBJ”) stated that projections indicate that the total CBD market is poised to grow 27% to reach $115 million across all channels. As sales of CBD products continue to increase, HBJ forecasts that the entire U.S. CBD market will increase to $2.1 billion by 2020 and that $450 million of those sales will be from hemp-based sources, and the rest from marijuana sources.

Federal Legislative Overview

Cannabidiol, or CBD, that is derived from industrial hemp plants — like the CBD used in all products currently being produced or to be produced by Bespoke Extracts — is deemed by the FDA to be a dietary supplement, not a medication. Consequently, in the U.S., no prescription is required to obtain CBD and it can be legally purchased and consumed in all 50 states (and in 40 countries around the world).

However, in December 2016, the Department of U.S. Drug Enforcement Administration (“DEA”) implemented a new rule that declared CBD as a Schedule I drug, meaning it has “no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision and a high potential for abuse.” While numerous industry insiders have expressed concerns about the DEA’s new ruling, it is widely believed that the agency would struggle to make CBD illegal under current laws, thanks to multiple protections put in place by Congress as part of the 2014 Farm Bill. Moreover, subsequent additions to the 2015 and 2016 Congressional Appropriations Act prohibit the DEA from going after the products produced under these programs. Our products have zero THC.

On January 27, 2017, House Republican Representative Griffith Morgan from Virginia introduced H.R. 715 to the 115th Congress, which is proposed new legislation that would reschedule marijuana from a Schedule I Controlled Substance and exclude CBD from the definition of marijuana altogether. One month later, House Republican Representative Thomas Garrett of Virginia introduced legislation entitled, Ending Federal Marijuana Prohibition Act of 2017 aimed at federally decriminalizing marijuana by removing it from the federal controlled substances list and allowing it to join other industries such as alcohol and tobacco.

Competitive Overview

Given the rapid growth of the U.S. CBD oil industry, hundreds of companies have entered the market. Simply Googling “CBD Oil Tincture,” the results reveal approximately 745,000 links. Consequently, the market is becoming highly competitive, requiring serious contenders for leadership in the space, like Bespoke Extracts, to execute sound, well defined strategies for optimizing their marketing dollars and ensuring that the quality and integrity of their product offerings remain unimpeachable. While we believe we will prove successful at attaining our financial and operational goals and objectives, certain of our competitors have substantially greater financial, distribution, and marketing resources, as well as greater brand awareness, than us.

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

Professional and General Liability Coverage

We maintain professional and general liability insurance policies with third-party insurers on a claims-made basis, subject to deductibles, self-insured retention limits, policy aggregates, exclusions, and other restrictions, in accordance with standard industry practice. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

Our Headquarters

Our corporate headquarters is located at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida 33160. Our Internet website is www.BespokeExracts.com.

Employees

As of August 31, 2017, we employed 1 employee.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company's website, www.myfchs.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A.	RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our Common Stock. Before you invest in our Common Stock, you should carefully consider these risk factors, as well as the other information contained in this prospectus.

GENERAL RISKS REGARDING OUR BUSINESS

We have a limited operating history that impedes our ability to evaluate our potential future performance and strategy.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

●	Successfully execute our business strategy to establish the “Bespoke Extracts” brand and reputation as a well-managed enterprise committed to delivering premium quality and cost-effective CBD products to the nutraceutical and veterinary markets;

●	Respond to competitive developments;

●	Execute value-focused pricing strategies that position our tinctures and gelcaps as premium, great tasting, all-natural CBD products offered at a competitive price;

●	Effectively and efficiently launch, market and sell our introductory line of CBD products through the development of multi-channel distribution strategies focused on direct-to-consumer and distribution through wholesale venues including specialty retailers, pharmacies, dispensaries and physician’s and veterinarian offices;

●	Attract, integrate, retain and motivate qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our operating results may fluctuate significantly based on customer acceptance of our products. As a result our period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers do not accept our products, our sales and revenue will either fail to materialize or decline, resulting in a reduction in our operating income or possible increase in losses.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and preferences, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

In order to pursue our business strategy, we will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to pursue our business plan. We believe that we have access to capital resources through possible public or private equity offerings, debt financings or other means. If the economic climate in the United States does not continue to improve or deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our financial obligations.

We may have difficulties managing our Company’s growth, which could lead to higher operating losses, or we may not grow at all.

Rapid growth could strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Loss of key executives, limited experience in operating a public company and failure to attract qualified managers and sales persons could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Marc Yahr, our President and Chief Executive Officer, for his skills, experience and knowledge of our Company and industry contacts. The loss of Mr. Yahr could have a material adverse effect on our business, results of operations or financial condition.

Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage to us in that it is likely that an increasing amount of management’s time will be devoted to these activities which will result in less time being devoted to the management and growth of our Company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition, and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our branding, products, and other intangible assets. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, products, and other intangible assets, our revenue and earnings, financial condition, or results of operations could be adversely affected.

We also rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.

Our industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we compete with various other nutraceutical companies which offer products similar to the products we sell. These competitors may have far greater resources than we do, giving our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. While we believe we are better equipped to customize products for the cannabis market and advise growers on appropriate products to maximize crop yield as compared to traditional nutraceuticals, there can be no assurance that we will be able to successfully compete against these other manufacturers.

U.S. federal, state and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit or we may be violating the Controlled Substances Act or other U.S. federal, state or foreign laws.

Currently, twenty-nine states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Thirty-eight states allow or are considering legislation to allow the possession and use of non-psychoactive CBD oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that eleven states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.

Turbulence in the United States and international financial markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. Deterioration in market conditions could limit our ability, and the ability of our patients, to pay their bills timely, and access the capital markets to meet liquidity needs, resulting in material and adverse effects on our business, prospects, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK.

There has been a limited trading market for our Common Stock to date.

While our Common Stock is currently quoted on OTC Markets, Inc., the trading volume is limited. We are quoted on the OTC Markets under the trading symbol “BSPK.” It is anticipated that there will continue to be a limited trading market for our Common Stock on the OTC Markets. A lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

You may have difficulty trading and obtaining quotations for our Common Stock.

Our Common Stock may not be actively traded, and the bid and ask prices for our Common Stock on the OTC Markets, as our Common Stock is currently quoted, may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price for our Common Stock may be volatile, and your investment in our Common Stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of healthcare services companies have been highly historically volatile and may be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our Common Stock:

●	changes in government regulation of the medical industry;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	developments involving corporate collaborators, if any;

●	changes in accounting principles; and

●	the loss of any of our key physicians or management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earning, to the extent we have earnings, in order to grow, market our services and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as we grow or as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our principal office at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida 33160. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Our contracts with hospitals generally requires us to indemnify them and their affiliates for losses resulting from the negligence of our physicians.

Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted under the symbol “BSPK” on the OTC Markets.

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by YAHOO! Finance):

2017	High	Low
First Quarter	$0.30	$0.20
Second Quarter	$0.21	$0.15
Third Quarter	$0.55	$0.15
Fourth Quarter	$0.55	$0.25

2016	High	Low
First Quarter	$1.20	$0.90
Second Quarter	$0.90	$0.30
Third Quarter	$0.35	$0.30
Fourth Quarter	$0.30	$0.30

The above information was obtained from YAHOO! Finance. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

Holders. As of December 15, 2017, there were approximately 346 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended August 31, 2017. We have not authorized any such plan for the fiscal year ended August 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

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

Overview

We were incorporated in the State of Colorado on July 29, 1988 under the name Cine-Source Entertainment, Inc. (“Cine-Source Entertainment”). Pursuant to a Plan of Merger dated February 24, 2004, on such date, Cine-Source Entertainment filed the Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging Cine-Source Entertainment into Cine-Source, Inc., a Colorado corporation (“Cine-Source”), with Cine-Source as the surviving corporation (the “Merger”). A previous controlling stockholder group of Cine-Source Entertainment arranged the Merger for business reasons that did not materialize. On April 26, 2004, Cine-Source effectuated a 1-for-200 reverse stock split. Thereafter, on April 27, 2004, Cine-Source changed its name to First Quantum Ventures, Inc. (“FQV Colorado”). On April 13, 2006, FQV Colorado formed a wholly owned subsidiary in the State of Nevada under the name First Quantum Ventures, Inc. (“FQV Nevada”), and on May 5, 2006, FQV Colorado merged with and into its subsidiary, FQV Nevada, with FQV Nevada as the surviving corporation..

On March 15, 2012, FQV Nevada changed its name to DiMi Telematics International, Inc. (“DTII”). On April 16, 2012, DTII issued a 1-for-1 stock dividend to current stockholders whereby DTII issued an additional 33,959,744 shares of common stock. On May 16, 2012, DTII issued an additional 1-for-1 stock dividend to current stockholders whereby an additional 71,286,155 shares of common stock were issued. The dividends were also applied to outstanding warrants. The foregoing dividends have been retroactively reflected in the financial statements as splits.

In early 2017, our management team elected to suspend further investment and working capital on developing the DTII’s technology and business prospects, turning its attention to prevailing new business opportunities in other high growth industries; namely the hemp-derived cannabidiol (“CBD”) market. On March 10, 2017, DTII changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

The Company is now focused on introducing a proprietary line of premium quality, all natural cannabidiol (CBD) products in the form of tinctures and capsules for the nutraceutical and veterinary markets. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD, our products will be marketed as dietary supplements and distributed through our direct-to-consumers ecommerce store, found at www.BespokeExtracts.com, and through select specialty retailers, pharmacies/dispensaries and care providers.

Plan of Operations

Launched in April 2017, our introductory retail line of premium CBD extracts come in the form of tinctures and include:

●	All-Natural, Pure Hemp-Derived CBD Extract with raw Mānuka Honey – available in 1 oz. and retail at $129.

●	All-Natural, Pure Hemp-Derived CBD Extract for Pets with bacon flavoring – available in 1 oz. and retail at $77.

Generally speaking, our management believes most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of the Company’s introductory line of great-tasting tinctures is our formulation which infuses pure, raw, all-natural, un-pasteurized Mānuka honey into our hemp-derived CBD extract.

Our Mānuka honey, imported directly from New Zealand, is one of the most unique and beneficial forms of honey in the world and carries the industry’s highest Unique Manuka Factor (UMF®) 16+ rating, which we believe distinguishes it as superior high grade Mānuka honey. Legislated by the UMF Honey Association, the UMF rating system provides for a quality trademark and grading system identifying natural unadulterated Mānuka honey that has a special unique natural property found only in some strains of Mānuka honey. High grade (10+) Mānuka honey contains a high concentration of methylglyoxal, giving the honey its superior antibiotic quality. Produced by bees that pollinate the native Mānuka bush, possible Mānuka honey uses range from healing sore throats and digestive illnesses to curing Staph infections and gingivitis.

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

Expansion of Product Line

In 2017, we expanded our retail product offerings to include new flavored options of tinctures and drops, as well as, to introduce our formulations in the form of capsules and sprays.

Commitment to Excellence in Supply, Manufacturing and Logistics

We believe a key differentiator of our finished products is the superb quality of ingredients we source from the industry’s leading suppliers, each of whom we have carefully vetted and qualified.

Our management believes that some companies operating in the CBD oil industry tend to emphasize sales and quantity over quality and safety. In late February 2015, the FDA issued several warning letters to companies who claimed that their products contained CBD, but following testing of these products by the FDA were found to have no CBD whatsoever, much less high quality, pure and/or organic CBD.

All of our flavor-infused tinctures and drops are created using our formulations with pure, all natural CBD isolate sourced from a leading supplier which sends each batch of CBD isolate it produces to a third party for purity and safety verification prior to shipping to our manufacturer in Colorado. CBD isolate contains no THC, so products made using this product are not psychotropic and do not produce the “high” associated with THC products. Committed to sustainable agriculture, Isodiol sources its hemp-derived CBD from only non-GMO crops grown without pesticides, herbicides or insecticides. Moreover, its purification plant and processes are International Organization for Standardization (“ISO”) 9001 certified and Good Manufacturing Practice (“GMP”) certified, reflecting our shared commitment to following only industry-best standards.

Raw Mānuka honey used in our products is imported directly from Graham Cammells Honey located on the north island of New Zealand which has been supplying quality bee products since 1974.

Fulfillment of orders from our online customers is managed by a third-party logistics partner also based in the state of Illinois.

Development Status and Go-to-Market Strategy

Our management believes that the traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that will be anchored by a high impact, visually stunning, content-rich ecommerce website whereby we will educate and sell and ship our CBD products directly to consumers.

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

Employees

As of August 31, 2017, the Company employed no full time and no part time employees other than its Chief Executive Officer.

Results of Operations

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED AUGUST 31, 2017 AND 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended August 31, 2017 and 2016 totaled $46,637 and $34,520, respectively. Payroll expense amounted to $91,986 and $101,173 for the years ended August 31, 2017 and 2016, respectively. Brand Development amounted to $10,000 and $0 for the years ended August 31, 2017 and 2016. Formula development amounted to $7,500 and $0 for the years ended August 31, 2017 and 2016. Brand and Formula development is in relation to the change in business operations to the CBD market. Impairment of intellectual property amounted to $1,248 and $0 for the years ended August 31, 2017 and 2016. Stock based compensation amounted to $6,285,695 and $0 for the years ended August 31, 2017 and 2016, respectively. Stock based compensation includes expense related to the issuances of warrants to the CEO and stock option issued to third party.

Amortization Expense

Amortization expense for the years ended August 31, 2017 and 2016 totaled $1,739 and $131, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Amortization of Debt Discount

Amortization of debt discount for the years ended August 31, 2017 and 2016 totaled $35,653 and $0 respectively. Discount on debenture is in relation to the issuance of a note payable in connection with a stock stale.

Interest Expense

Interest expense on promissory notes for the years ended August 31, 2017 and 2016, was $27,658 and $365, respectively. The Company entered into unsecured promissory notes with related parties.

Net Loss

For the reasons stated above, our net loss for the year ended August 31, 2017 totaled $6,679,497 or $(0.48) per share, an increase of $6,314,532 compared to a net loss for the year ended May 31, 2016 of $364,965, or ($0.13) per share. The majority of the additional loss is due to recognition of stock based expense totaling $6,285,695.

Liquidity and Capital Resources

As of August 31, 2017, we had cash and cash equivalents of $87,172. Net cash used in operating activities for the year ended August 31, 2017 was approximately $377,624. 0ur current liabilities as of August 31, 2017 totaled $427,738 consisting of accounts payable and accrued liabilities of $36,525, deposit of $45,000, note payable of $153,050 and convertible note payables of $193,163. We have net negative working capital of $127,451 as of August 31, 2017.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $6,679,497 for the year ended August 31, 2017 and had an accumulated deficit of $9,107,086 as of August 31, 2017. These conditions raise significant doubt about our ability to continue as a going concern.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

At August 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Sole Director and Stockholders

Bespoke Extracts, Inc. (formerly DiMi Telematics International, Inc.)

We have audited the accompanying consolidated balance sheets of Bespoke Extracts, Inc. (formerly DiMi Telematics International, Inc.) and its subsidiary (collectively, the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bespoke Extracts, Inc. (formerly DiMi Telematics International, Inc.) and its subsidiary as of August 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 21, 2017

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated Balance Sheets

	August 31,	August 31,
	2017	2016
Assets
Current assets
Cash	$87,172	$431
Prepaid	19,952	-
Total current assets	107,124	431

Domain names, net of amortization of $1,673	48,512	-
Intellectual property, net of amortization of $0 and $657, respectively	-	1,314
Total assets	$155,636	$1,745

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$36,525	$69,426
Accounts payable - related party	-	14,609
Deposit received from related party for future assets sales from related party	45,000	-
Note payable - related party	153,050	31,500
Total current liabilities	234,575	115,535

Non-current liabilities
Related party convertible note payable, net of unamortized discount $346,837	193,163	-
Total non-current liabilities	193,163	-
Total liabilities	427,738	115,535

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 26,822,712 and 2,922,712 shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	26,823	2,923
Additional paid-in capital	8,808,161	2,310,876
Accumulated deficit	(9,107,086)	(2,427,589)
Total stockholders' deficit	(272,102)	(113,790)
Total liabilities and stockholders' deficit	$155,636	$1,745

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated Statements of Operations

	For the year ended
	August 31,	August 31,
	2017	2016

Operating expenses:
Selling, general and administrative expenses	$46,637	$34,520
Payroll expense	91,986	101,173
Professional fees	65,631	104,192
Consulting	105,750	124,584
Brand development	10,000	-
Formula development	7,500	-
Compensation	6,285,695	-
Impairment of intellectual property	1,248	-
Amortization expense	1,739	131
Total operating expenses	6,616,186	364,600

Loss from operations	(6,616,186)	(364,600)

Other expense
Interest expense	(27,658)	(365)
Amortization of debt discounts	(35,653)	-
Total other expense	(63,311)	(365)

Loss before income tax	(6,679,497)	(364,965)
Provision for income tax	-	-
Net Loss	$(6,679,497)	$(364,965)

Net loss per share: basic and diluted	$(0.48)	$(0.13)

Weighted average shares outstanding basic and diluted	13,814,767	2,843,085

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated Statement of Owners Equity (Deficit)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
August 31, 2015	—	$—	2,422,712	$2,423	$2,101,376	$210,000	$(2,062,624)	$251,175
Shares issued for stock payable			500,000	500	209,500	(210,000)		—
Net loss							(364,965)	(364,965)
August 31, 2016	—	$—	2,922,712	$2,923	$2,310,876	$—	$(2,427,589)	$(113,790)

Stock issued with related party debt			2,700,000	2,700	154,809			157,509

Stock issued for asset purchase			200,000	200	29,800			30,000

Issuance of warrants and options for compensation					6,285,695			6,285,695

Exercise of options and warrants			41,000,000	41,000	(36,000)			5,000

Warrants issued with related party debt					44,981			44,981

Forfeiture of stock issued through warrant exercise			(20,000,000)	(20,000)	18,000			(2,000)

Net loss							(6,679,497)	(6,679,497)
August 31, 2017	—	—	26,822,712	26,823	8,808,161	—	(9,107,086)	(272,102)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Formerly Dimi Telematics International, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,679,497)	$(364,965)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,739	131
Amortization of debt discount	35,653	—
Stock based compensation	6,285,695	—
Impairment of intellectual property	1,248	—
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(32,901)	37,912
Accounts payable - related party	(14,609)	14,609
Prepaid expense	(19,952)	95,375
Net Cash used in operating activities	(422,624)	(216,938)

Cash flows from investing activities
Deposit received from related party for future asset sale	45,000	—
Proceeds from note payable, related party	—	31,500
Cash paid for domain names	(20,185)	—
Net cash used in investing activities	24,815	31,500

Cash flow from financing activities
Payment of note payable - related party	(5,500)	—
Proceeds from exercise of options and warrants	3,000	—
Borrowings on related party convertible debt	360,000	—
Proceeds from note payable - related party	127,050	—
Net cash provided by financing activities	484,550	—

Net increase in cash and cash equivalents	86,741	(185,438)
Cash and cash equivalents at beginning of period	431	185,869
Cash and cash equivalents at end of period	$87,172	$431

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Noncash investing and financing activities:
Common stock issued for acquisition of domain names	$30,000	$—
Stock issued with related party debt	157,509	—
Warrants issued with related party debt	44,981	—
Common stock issued for stock payable	—	210,000

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

(formerly DiMi Telematics International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Cine-Source Entertainment, Inc. (the “Old Corporation”) a Colorado corporation, was formed on July 29, 1988. Pursuant to a Plan of Merger dated February 24, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Cine-Source Entertainment, Inc. (the “Surviving Corporation”), a Colorado corporation. A previous controlling stockholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On April 26, 2004, the Surviving Corporation effectuated a 1 for 200 reverse stock split. The name of the Surviving Corporation was changed to First Quantum Ventures, Inc., on April 27, 2004. On April 13, 2006, the Surviving Corporation formed a wholly owned subsidiary, a Nevada corporation named First Quantum Ventures, Inc., and on May 5, 2006 merged the Surviving Corporation with and into this subsidiary.

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

Principles of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of Bespoke Extracts, Inc. DiMi Telematics International, Inc. (formerly DiMi Telematics International, Inc.), a Nevada corporation (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss 6,679,497 for the year ended August 31, 2017 and had a working capital deficit of $127,451 as of August 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

The Company intends to recognize revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Stock Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date for employee awards and upon a commitment date or completion of services for nonemployee awards based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Net Loss per Share

Basic loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  Outstanding options, warrants and convertible debt were excluded from the calculation of diluted loss per share during 2017 and 2016 because their inclusion would have been anti-dilutive.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company, purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total of cash $20,185 and 200,000 shares of the Company’s common stock valued at $30,000. For the year ended August 31, 2017 amortization expense amounted to $1,739 has been recognized. The domain names are being amortized over a 15 year period

3. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued our CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued our CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500.

The changes in these notes payable to this related party consisted of the following during the year ended August 31, 2017 and the year ended August 31, 2016:

	August 31, 2017	August 31, 2016
Notes payable – related party at beginning of period	$5,500	$-
Payments on notes payable – related party	(5,500)	-
Borrowings on notes payable – related party	50	5,500
Note payable – related party at end of period	$50	$5,500

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. On August 16, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. On October 26, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which matures six months from the date of issuance. On November 14, 2016, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $80,000 which matures six months from the date of issuance. On February 17, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $30,000 which matures six months from the date of issuance. On March 31, 2017, the Company issued a significant shareholder 7% unsecured promissory note in the amount of $7,000 which matures six months from the date of issuance. As of August 31, 2017 a total of $153,000 is in default.

The changes in notes payable to these related parties consisted of the following during the year ended August 31, 2017 and 2016.

	August 31, 2017	August 31, 2016
Notes payable – related party at beginning of period	$26,000	$-
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	127,000	26,000
Note payables – related party at end of period	$153,000	$26,000

On April 11, 2017, the Company executed a $540,000 related party Convertible Debenture with an original issue discount of $180,000. The note has a 0% interest rate and a term of two years. If the note is not paid in full on the due date, the note will have a 0% interest rated until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $35,653 was recognized during the nine months ended May 31, 2017. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender is entitled to receive greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principle.

August 31, 2017
Related Party Convertible debenture	$540,000
Unamortized discount	(346,837)
Related Party Convertible debenture, net of unamortized discount	$193,163

4. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006.  The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On October 1, 2015, the Board of Directors and a majority of the Company’s shareholders approved an amendment of the Company’s Articles of Incorporation to effect a one (1) for three (3) reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Reverse Split became effective on December 1, 2015. As a result of the Reverse Split, each three (3) shares of common stock issued and outstanding prior to the Reverse Split have been converted into one (1) share of common stock. The effect of the Reverse Split has been applied retroactively throughout this report.

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

During the year ended August 31, 2017, the Company issued an aggregate of 40,000,000 common shares pursuant to exercise of options and warrants for proceeds of $5,000. During the year ended August 31, 2017 20,000,000 shares we cancelled and returned to the company along with the return of the $2,000 exercise price.

Warrants

During the year ended August 31, 2017, warrant activity includes the following:

Warrants granted on March 14, 2017, the Company entered into an employment agreement with Barry Tenzer to continue as CEO of the Company. In connection with the employment agreement the Company issued Mr. Tenzer a warrant to purchase up to 20,000,000 share of common stock at a per share price of $0.0001. The warrant was exercised in full on March 28, 2017. On May 22, 2017, Barry Tenzer resigned as President and Chief Executive Officer. In connection with the resignation of Mr. Tenzer, the 20,000,000 shares of stock issued upon the exercise of the warrants was returned to the company and cancelled and the exercise proceeds of $2,000 were returned to Mr. Tenzer. The fair value of the warrants was determined to be $4,998,021 which was recognized as compensation expense during the year ended August 31, 2017.

The following table summarizes the warrant activity issued to Barry Tenzer during the year ended August 31, 2017:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2016	-	$-
Granted	20,000,000	.0001
Canceled or expired		-
Exercised	20,000,000	.0001
Outstanding at August 31, 2017	-	$-

On May 22, 2017, the Company entered into an employment agreement with Mr. Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on August 31 2017. The shares received upon the exercise of the warrants are subject to forfeiture and vest over a service period of three years. The fair value of the award was determined to be $10,998,105 of which $1,014,489 was recognized as compensation expense during the year ended August 31, 2017. As of August 31, 2017, the shares were forfeited and returned to the Company.

The following table summarizes the warrant activity issued to Marc Yahr during the year ended August 31, 2017:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2016	-	$-
Granted	20,000,000	.0001
Canceled or expired	-	-
Exercised	20,000,000	.0001
Outstanding at August 31, 2017	-	$-

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. In connection with the note, the Company issued the lender 900,000 warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants $44,981 was recognized as a discount to the note.

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2016	-	$-
Granted	900,000	1.00
Canceled or expired		-
Exercised	-
Outstanding at August 31, 2017	900,000	$1.00

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
Risk-free interest rate at grant date	1.06% - 1.44%
Expected stock price volatility	117% - 362%
Expected dividend payout	-
Expected option in life-years	1 - 3 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee Optionee to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options are immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 shares were exercised during the year ended August 31, 2017. The aggregate fair value of the award as of August 31, 2017 was determined to be $485,248 and for the year ended August 31, 2017 option expense recognized totaled $273,185.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2016		-
Granted	2,200,000	.55
Exercised	1,000,000	.001
Canceled or expired
Addition due to ratchet trigger
Outstanding at September 30, 2015	1,200,000	$1

5. EMPLOYMENT AGREEMENT

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

On September 6, 2017, Barry Tenzer resigned as President and Chief Executive Officer of Bespoke Extracts, Inc. Mr. Tenzer’s resignation was not the result from any disagreement with the Company, any matter related to the Company’s operations, policies or practices, the Company’s management or the Board. In connections with the resignation of Mr. Tenzer his stock issued from his employment agreement has been returned to the company.

On May 22, 2017, the Board of Directors of the Company appointed Marc Yahr as President and Chief Executive Officer of the Company and as a member of the Company’s Board. There are no family relationships between Mr. Yahr and any of our other officers and directors.

On May 22, 2017, the Company entered into an employment agreement with Mr. Yahr pursuant to which Mr. Yahr will serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on August 31, 2017.

6. INCOME TAXES

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

As of August 31, 2017 and 2016, the Company had a net operating loss (NOL) carryforward of approximately $2,097,117, and $1,738,968. The NOL carryforward begins to expire in various years through 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at August 31, 2017  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31st:

	2017	2016
Deferred tax assets:
Net operating loss	734,291	608,989
Valuation allowance	(734,291)	(608,989)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2017 and 2016 was $734,291 and $608,989, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2017 and 2016, and recorded a full valuation allowance.

7. RELATED PARTY TRANSACTIONS

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. The note has matured and remains unpaid at August 31, 2017.

On August 15, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $16,000 which matures six months from the date of issuance. The notes has matured and remains unpaid at the quarter ended August 31, 2017.

As of August 31, 2016, the Company had an outstanding payable of $14,609 to the CEO. The payable is unsecured, due on demand and bears no interest. As of August 31, 2017 the accounts payable – related party has been paid and currently has a balance of $0.

On October 27, 2016 the Company issued a significant shareholder a 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance. The notes has matured and remains unpaid at August 31, 2017.

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

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The note has a 0% interest rate and a term of two years. If the note is not paid in full on the due date, the note will have a 0% interest rated until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares and 900,000 warrants.

On August 29, 2017, the Company received $45,000 as a deposit from a significant shareholder toward the purchase price on an agreement that is currently being negotiated with VMI Acquisitions, LLC for purchase of certain of our Company’s assets. The agreement is anticipated to be completed in January 2018.

8. SUBSEQUENT EVENTS

On November 27, 2017, the Company issued an aggregate of 1,450,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,600.

On November 10, 2017, the Company issued an aggregate of 1,400,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,200.

On September 18, 2017, the Company entered into a stock purchase agreement in the amount of 900,000 shares of common stock in the amount of $120,000. The stock purchase agreement included a convertible debenture in the amount of $180,000 and 300,000 warrants exercisable at $1.00 per share.

On September 28, 2017, the Company entered into a stock purchase agreement for the sale of 900,000 shares of common stock and warrants to purchase 300,000 warrants for the amount of $60,300.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

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

Management's Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position	Officer and/or Director Since
Marc Yahr	50	President, Chief Executive Officer & Director	May 2017

Roberto Fata	48	Former Executive Vice President - Business Development & Former Director	October 2011

Barry Tenzer	84	Former Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	October 2011

Marc Yahr | President, Chief Executive Officer and Director

A proven senior executive with over 30 years’ experience in a broad range of industries, Mr. Yahr is responsible for articulating our Company’s vision and executing growth strategies that will empower Bespoke Extracts to achieve its short and long term operational and financial objectives.

Early in his career, Mr. Yahr founded and managed one of the first mobile paging resellers in the New York City metropolitan area, later merging that business with a successful automotive electronics company catering to high net worth and celebrity clientele in the Tri-State region. After relocating to South Florida in 1995, he served as the Chief Financial Officer and Comptroller of a large-scale dry-cleaning chain that he helped to grow from start-up to 14 store locations, 100 employees and over $5 million in annual revenues. Following the sale of that enterprise, Mr. Yahr went on to acquire and expand one of the region’s largest specialty food companies that imported Central American and Mexican food products into South Florida, generating approximately $15 million in annual sales.

In 2006, he joined L&L International as Vice President of Sales and Marketing of the boutique luxury private aircraft brokerage firm, and helped increase sales to more than $16 million annually over a ten-year period. In 2015, he also served as Chief Operating Officer and President of Lynx Fitness, a high-performance fitness equipment company specializing in innovative, low-impact fitness solutions.

Mr. Yahr is a graduate of Fairleigh Dickinson University, where he earned a Bachelor of Science degree in Business.

Robert Fata | Former Executive Vice President-Business Development and Former Director

Until his resignation in March 2017, Mr. Fata served as a Director of DTII prior to a share exchange on October 28, 2011 (the “Share Exchange”), pursuant to a Share Exchange Agreement with DiMi Telematics, Inc. (“DTI”) and its shareholders, and assumed those duties with the Company following the Share Exchange. He currently serves as Vice President – Business of Business Development at our Company, a post he has held since following the Share Exchange. Since 1991, Mr. Fata has also been employed by the FATA Organization (“FATA”), a New York City-based real estate company that has owned and managed commercial and residential properties in Manhattan, New York for over 70 years. As FATA’s President and Managing Director, he has played a leadership role in the revitalization of Harlem, one of Manhattan’s most famous neighborhoods. He currently serves on the Board of Directors for both the Greater Harlem Board of Realtors and the 125th Street Business Improvement District. In 2006, Mr. Fata founded DiMi PA, Inc. to commercialize DiMiSpeaks, a facility management software and hosting solution that he developed to better manage the many building operating systems that support all of FATA’s real estate properties. In 2010, Mr. Fata sold the assets of DiMi PA to DTII, and he served as Executive Vice President of Business Development and a Director of the Company until his resignation effective March 14, 2017.

Barry Tenzer | Former Chairman, President and Chief Executive Officer

Until his resignation in May 2017, Mr. Tenzer served as President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of DiMi Telematics, Inc. prior to the Share Exchange, and assumed those duties with the Company following the Share Exchange. Mr. Tenzer founded, managed and served as a board member of numerous private and public companies operating in a broad range of industries, including real estate, property management, construction, legal services, commercial packaging, cemetery, auto sales and chartered aviation services. From 1968 to 1981, he was General Partner of 527 Madison Avenue Company NY, LP, and No. 34th St. Company, L.P., and Limited Partner in approximately 20 real estate investments. From 1976 to 2003, Mr. Tenzer was the CEO of HIG Corporation, which owned and operated six cemeteries in Maryland, Virginia and Florida. From 1997 to 2003, Mr. Tenzer also founded and served as President and CEO of Motorcars Auto Group, Inc., a company engaged in the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Mr. Tenzer currently serves as General Partner of Northerly Company, a real estate partnership. Mr. Tenzer graduated from Cornell University, where he was awarded his BA degree, in 1953, and from NYU Law School, where he earned his LLB, in 1956. Mr. Tenzer was admitted to the New York Bar in 1957 and practiced law in private practice until 1961.

Board of Directors' Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

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

Audit Committee Financial Expert

Marc Yahr, our President, Chief Executive Officer and a Director, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During fiscal year 2017, while the Company’s Board of Directors held no meetings, it did act by written consent nine (9) times.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been timely met.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.BespokeExtracts.com.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred. The executive officers of the company did not receive any stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed years.

Summary Compensation Table

				Stock		Total
	Fiscal	Salary	Bonus	Awards	Other	Compensation
Name and Position(s)	Year	($)	($)	($)	($)	($)
Marc Yahr	2017	21,000	-		-
President, CEO & Director	2016	-	-	-	-	-

Roberta Fata	2017	-	-	-	-	-
Former EVP-Business Development & Former Director	2016	-	-	-	-	-

Barry Tenzer	2017	63,000	-	-	-
Former Chairman, President, CEO, CFO & Secretary	2016	84,000	10,000	94,000	-

Outstanding Equity Awards at 2017 Fiscal Year-End

The Company had no outstanding equity awards as of August 31, 2017.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer's responsibilities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 20, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of our common and preferred stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, or (ii) each Director and Officer, and (iii) all Directors and Officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws. Except as otherwise indicated, the beneficial owners named below have an address at c/o Bespoke Extracts, Inc., 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida, 33160.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Marc Yahr	20,000,000	63.54%
Roberto Fata (1)	410,000	1.30%
Barry Tenzer (2)	394,000	1.25%
Officers and Directors as a group (1 person)	20,000,000	63.54%
5% holder(s)
McGlothlin Holdings Ltd. (3)	3,362,667	10.68%

(1)	Effective March 14, 2017, Mr. Roberto Fata resigned as a member of our Board of Directors and as Executive Vice President – Business Development of the Company.

(2)	Effective May 22, 2017, Mr. Barry Tenzer resigned as President and Chief Executive Officer of the Company, and any the office or position in the Company, and as a member of our Board of Directors.

(3)	Mr. Stan McGlothlin exercises sole voting and investment authority over McGlothlin Holdings Ltd. (“McGlothlin”) and thus is deemed to beneficially own such shares pursuant to Rule 13d-3 under the Exchange Act. The address for Mr. McGlothlin and McGlothlin is McGlothlin Holdings Ltd., P.O. Box 590, Luling, TX 78648.

Description of Securities

Bespoke Extracts, Inc. has 800,000,000 shares of common stock, par value $0.001 par value per share, authorized for issuance and 50,000,000 Series A preferred stock, $0.001 par value per share, authorized for issuance. As of December 20, 2017, there were 31,473,907 shares of common stock issued and outstanding and zero shares of preferred stock issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Currently, none of our directors qualify as independent directors under the NASDAQ listing standards and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2017	16,000	-	-	-
2016	$15,000	$-	$-	$-

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended August 31, 2017 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended August 31, 2017, for filing with the Securities and Exchange Commission.

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

BESPOKE EXTRACTS, INC.

Dated: December 21, 2017	By:	/s/ Marc Yahr
Marc Yahr
President and Chief Executive Officer

