Form 10-Q
period 2017-11-30
Bespoke Extracts, Inc.
filed 2018-01-22
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

323 Sunny Isles Boulevard, Suite 700

Sunny Isles Beach, FL 33160

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

As of January 20, 2017, there were 33,022,712 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

Bespoke Extracts, Inc.

Consolidated Balance Sheets

(unaudited)

	November 30,	August 31,
	2017	2017
Assets
Current assets
Cash	$134,643	$87,172
Prepaid expenses	-	19,952
Inventory	100,221	-
Total current assets	234,864	107,124

Domain names, net of amortization of $2,509 and $1,673	47,676	48,512
Total assets	$282,540	$155,636

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$64,600	$36,525
Deposit for future assets sales from related party	45,000	45,000
Note payable - related party	30,050	30,050
Convertible note - related party, net of unamortized discounts of $37,884 and $0	62,316	123,000
Total current liabilities	201,966	234,575

Non-current liabilities
Related party convertible notes payable, net of unamortized discounts of $440,506 and $346,837	279,494	193,163
Total non-current liabilities	279,494	193,163
Total liabilities	481,460	427,738

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 31,472,712 and 26,822,712 shares issued and outstanding as of November 30, 2017 and August 31, 2017, respectively	31,473	26,823
Additional paid-in capital	10,013,739	8,808,161
Accumulated deficit	(10,244,132)	(9,107,086)
Total stockholders’ deficit	(198,920)	(272,102)
Total liability and stockholders’ deficit	$282,540	$155,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	November 30,	November 30,
	2017	2016

Operating expenses:
Selling, general and administrative expenses	$934,745	$8,452
Payroll expense	19,371	24,563
Professional fees	23,963	8,613
Consulting	54,585	-
Amortization expense	836	33
Total operating expenses	1,033,500	41,661

Loss from operations	(1,033,500)	(41,661)

Other expense
Interest expense	(103,546)	(840)
Total other expense	(103,546)	(840)

Loss before income tax	(1,137,046)	(42,501)
Provision for income tax	-	-
Net Loss	$(1,137,046)	$(42,501)

Net loss per common share: basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding basic and diluted	28,542,156	2,922,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	November 30,	November 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,137,046)	$(42,501)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense on intangible asset	836	33
Option expense	21,585	-
Warrant expense	914,044	-
Amortization of debt discounts	119,946	-
Changes in operating assets and liabilities
Inventory	(100,221)	-
Prepaid expense	19,952	-
Accounts payable and accrued liabilities	28,075	(13,366)
Accounts payable - related party	-	(14,609)
Net Cash used in operating activities	(132,829)	(70,443)

Cash flow from financing activities
Payment of note payable - related party	-	(5,500)
Proceeds from sale of common stock and warrants	60,300	-
Borrowings on related party convertible debt, net OID	120,000	-
Proceeds from note payable - related party	-	90,000
Net cash provided by financing activities	180,300	84,500

Net increase in cash and cash equivalents	47,471	14,057
Cash and cash equivalents at beginning of period	87,172	431
Cash and cash equivalents at end of period	$134,643	$14,488

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$123,000	$-
Stock issued for conversion of related party debt	$22,800	$-
Stock issued with related party debt	$51,503	$-
Warrants issued with related party debt	$16,996	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc, a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2017, and the results of operations and cash flows for the three months ended November 30, 2017 and November 30, 2016. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company did not generate any revenues and reported a net loss of $1,137,046 for the three months ended November 30, 2017.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of November 30, 2017, inventory amounted to $100,221 which consists of $62,800 in finished goods and $37,421 in raw materials.

2. EQUITY

Common Stock

The Company was formed in the state of Nevada on April 13, 2006. The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On September 18, 2017, the Company issued 900,000 shares of common stock in connection with the issuance of a convertible note with a principal amount of $180,000. The relative fair value of the stock of $51,503 was recognized as a discount to the note that is being amortized to interest expense over the life of the note.

On September 22, 2017, the company issued 900,000 shares of common stock and 300,000 warrants pursuant to a stock purchase agreement for cash of $60,300.

On November 10, 2017, the Company issued an aggregate of 1,400,000 shares of common stock to the holder of a related party 7% Convertible Promissory Note, to convert principal amount of $11,200.

On November 27, 2017, the Company issued an aggregate of 1,450,000 shares of common stock to the holder of a related party 7% Convertible Promissory Note, to convert principal amount of $11,600.

Warrants

During the quarter ended November 30, 2017, warrant activity included the following:

On April 11, 2017, the Company executed an $180,000 Convertible Debenture with an original issue discount of $60,000. In connection with the debenture, the Company issued the lender 300,000 common stock purchase warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants of $16,996 was recognized as a discount to the debenture.

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants are subject to forfeiture and vest over a service period of three years. The fair value of the award was determined to be $10,998, which will be recognized as compensation expense over the three year service period.  Warrant expense for the three months ended November 30, 2017 totaled $914,044.

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

	Grant Date	November 30, 2017
Risk-free interest rate at grant date	1.06% - 1.44%	1.06% - 1.49%
Expected stock price volatility	117% - 362%	117% - 362%
Expected dividend payout	-	-
Expected option in life-years	1 - 3 years	1 - 3 years

3. ASSET PURCHASE AGREEMENT

On August 29, 2017, the Company received $45,000 as a deposit from a significant shareholder toward the purchase price on an agreement that is currently being negotiated with VMI Acquisitions, LLC for purchase of certain of our Company’s assets. The agreement is anticipated to be completed in January 2018.

4. NOTES PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued to the Company’s CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued to the Company’s CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500. As of November 30. 2017, there is a remaining balance on the note of $50.

On May 17, 2016, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $30,000 which matured six months from the date of issuance. As of November 30, 2017 the outstanding balance on the note is $30,000

5. CONVERTIBLE DEBENTURE – RELATED PARTY

On August 15, 2016, the Company issued to Vantage Group, a significant shareholder, a 7% unsecured promissory note in the amount of $16,000 which had an original maturity of six months from the date of issuance. On October 27, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which had an original maturity date of six months from the date of issuance. The preceding notes have matured and remain unpaid at the quarter ended November 30, 2017. On November 14, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $80,000 which an original maturity date of six months from the date of issuance. On February 17, 2017, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $30,000 which had an original maturity date of six months from the date of issuance. On March 31, 2017, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $7,000 which had an original maturity date of six months from the date of issuance.

On April 17, 2017 the notes issued to Vantage Group were amended to be convertible into common stock to mature on April 18, 2018. The convertible notes have a fixed conversion price of $0.008 The amendments to the notes has created a Beneficial Conversion Feature of $123,000 and amortization of the discount of $68,116. On November 27, 2017, the Company issued an aggregate of 1,450,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,600. On November 10, 2017, the Company issued an aggregate of 1,400,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,200. As of November 30, 2017 a total of $22,800 has been converted.

November 30, 2017
Convertible debenture	$100,200
Unamortized discount	(37,884)
Convertible debenture, net of unamortized discount	$62,316

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The debenture has a 0% interest rate and a term of two years. In connection with the debenture, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 common stock purchase warrants. The relative fair value of the stock and warrants aggregating $202,490 was recognized as a discount to the note. Amortization of $29,342 was recognized during the three months ended November 30, 2017. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greatest of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal.

November 30, 2017
Convertible debenture	$540,000
Unamortized discount	(371,495)
Convertible debenture, net of unamortized discount	$222,505

On September 18, 2017, the Company executed, with a related party, an $180,000 Convertible Debenture with an original issue discount of $60,000. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $5,488 was recognized during the three months ended November 30, 2017. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal.

November 30, 2017
Convertible debenture	$180,000
Unamortized discount	(123,011)
Convertible debenture, net of unamortized discount	$56,989

6. SUBSEQUENT EVENTS

On December 29, 2017, the Company issued an aggregate of 1,550,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $12,400.

In December 2017, the Company received an additional $82,750 as a deposit from a significant shareholders toward the purchase price on an agreement that is currently being negotiated with VMI Acquisitions, LLC for purchase of certain of the Company’s assets. The agreement is anticipated to be completed by the end of January 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Plan of Operations

Launched in the fourth quarter of 2017, our introductory retail line of premium CBD extracts comes in the form of tinctures and includes:

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

Planned Expansion of Product Line

By the spring of 2018, presuming market conditions are favorable, we expect to expand our retail product offerings to include new flavored options of tinctures and drops, as well as introducing our formulations in the form of capsules, sprays and edibles, such as gummies and chewable candies.

Commitment to Excellence in Supply, Manufacturing and Logistics

A key differentiator of our finished products is the superb quality of ingredients we source from the industry’s leading suppliers, each of whom we have carefully vetted and qualified.

It is important to note that the CBD oil industry has attracted a whole host of ’snake oil-like’ salesmen who are intent on capitalizing on rising consumer demand for CBD products; however their primary motive is merely profit, not quality, much less safety. In fact, in late February 2015, the U.S. Federal Drug Administration (“FDA”) issued several warning letters to companies who claimed that their products contained CBD, but following testing of these products by the FDA were found to have no CBD whatsoever, much less high quality, pure and/or organic CBD.

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

Development Status and Go-to-Market Strategy

We believe he traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that will be anchored by a high impact, visually stunning, content-rich ecommerce website whereby we will educate and sell and ship our CBD products directly to consumers.

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

Critical Accounting Policies and Estimates

he presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Employees

As of November 30, 2017, the Company employed no full time and no part time employees other than its Chief Executive Officer.

Results of Operation for the Three Months Ended November 30, 2017 and November 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2017 and November 30, 2016 totaled $20,791 and $8,452, respectively. Payroll expense amounted to $19,371 and $24,563 for the three months ended November 30, 2017 and November 30, 2016, respectively. Consulting amounted to $33,000 and $0 for the three months ended November 30, 2017 and November 30, 2016. Warrant expense totaled $914,044 for warrants issued to the Company’s CEO in 2017. Option expense totaled $21,585 for options issued in 2017.

Amortization Expense

Amortization expense for the three months ended November 30, 2017 and November 30, 2016 totaled $836 and $33, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended November 30, 2017 and November 30, 2016, was $103,546 and $840, respectively.   During the three months ended November 30, 2017.

Net Loss

For the reasons stated above, our net loss for the three months ended November 30, 2017 totaled $1,137,046 or $(0.04) per share, an increase of $1,094,545 compared to a net loss for the three months ended November 30, 2016 of $42,501, or ($0.01) per share. A significant portion of the net loss for the 2017 period was due to recognition of warrant expense in the amount of $914,044.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, we had cash and cash equivalents of $134,643. Net cash used in operating activities for the three months ended November 30, 2017 was approximately $132,829. Our current liabilities as of November 30, 2017 totaled $201,966 consisting of accounts payable and accrued liabilities of $64,600, deposit of $45,000, note payable related party $30,050 and convertible note payables, net of $62,316.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $1,137,046 for the three months ended November 30, 2017 and had an accumulated deficit of $10,244,132 as of November 30, 2017. These conditions raise significant doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our management has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

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

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of November 30, 2017, the Company is in default on $30,000 in promissory notes issued to a significant shareholder, due to failure to make payment when due.

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

BESPOKE EXTRACTS, INC.

Dated: January 22, 2018	By:	/s/ Marc Yahr
Marc Yahr President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

