Form 10-Q
period 2018-02-28
Bespoke Extracts, Inc.
filed 2018-05-03
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018

or

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

As of April 27, 2018, there were 37,803,907 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

Bespoke Extracts, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2018	2017
Assets
Current assets
Cash	$138,092	$87,172
Prepaid expense	-	19,952
Inventory	69,522	-
Total current assets	207,614	107,124

Domain names, net of amortization of $3,346 and $1,673	46,839	48,512
Intellectual property, net of amortization of $0 and $0 respectively	-	-
Total assets	$254,453	$155,636

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$34,731	$36,525
Deposit for future assets sales from related party	127,750	45,000
Convertible note related party, net unamortized discount $20,708 and $0	187,092	123,000
Note payable - related party	30,050	30,050
Total current liabilities	379,623	234,575

Non-current liabilities
Related Party convertible note payable net of unamortized discount $397,107 and $346,837	322,893	193,163
Total non-current liabilities	322,893	193,163
Total liabilities	702,516	427,738

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 33,022,712 and 26,822,712 shares issued and outstanding as of February 28, 2018 and August 31, 2017, respectively	33,023	26,823
Additional paid-in capital	11,523,422	8,808,161
Accumulated deficit	(12,004,508)	(9,107,086)
Total stockholders' deficit	(448,063)	(272,102)
Total liability and stockholders' deficit	$254,453	$155,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

Operating expenses:
Selling, general and administrative expenses	$1,604,256	$5,812	$2,539,001	$14,264
Payroll expense	1,743	21,123	21,114	45,686
Professional fees	27,677	5,000	51,640	13,613
Consulting	22,415	-	77,000	-
Promotion	20,365	-	20,365	-
Brand development	-	10,000	-	10,000
Formula development	-	7,500	-	7,500
Impairment of intellectual property	-	1,248	-	1,248
Amortization expense	796	33	1,632	66
Total operating expenses	1,677,252	50,716	2,710,752	92,377

Loss from operations	(1,677,252)	(50,716)	(2,710,752)	(92,377)

Other expense
Interest expense	(50,222)	(2,104)	(186,670)	(2,944)
Total other expense	(50,222)	(2,104)	(186,670)	(2,944)

Loss before income tax	(1,727,474)	(52,820)	(2,897,422)	(95,321)
Provision for income tax	-	-	-	-
Net Loss	$(1,727,474)	$(52,820)	$(2,897,422)	$(95,321)

Net loss per common share: basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.03)

Weighted average common shares outstanding basic and diluted	32,540,490	2,923,907	30,550,613	2,923,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	February 28,	February 28,
	2018	2017
Cash flows from operating activities
Net loss	$(2,342,000)	$(95,321)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,673	66
Amortization of debt discount	200,521
Option expense amortized	579,419
Stock based compensation	1,855,043	-
Impairment of intellectual property		1,248
Changes in operating assets and liabilities
Inventory	(69,522)
Prepaid expense	19,952
Accounts payable and Accrued Liabilities	(1,794)	16,794
Accounts payable - related party	-	(14,609)
Accrued interest		2,944
Deposit for future assets sales from related party	82,750	-
Net Cash used in operating activities	(229,380)	(88,878)

Cash flows from investing
Cash paid for domain names	-	(19,867)
Net cash provided by investing activities	-	(19,867)

Cash flow from financing activities
Payment of note payable - related party	-	(5,500)
Proceeds from sale of common stock	60,300	-
Borrowings on related party convertible debt	220,000	-
Proceeds from note payable - related party	-	120,000
Net cash provided by financing activities	280,300	114,500

Net increase in cash and cash equivalents	50,920	5,755
Cash and cash equivalents at beginning of period	87,172	431
Cash and cash equivalents at end of period	$138,092	$6,186

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$123,000	$-
Stock issued for conversion of debt	$35,200	$-
Stock issued with related party debt	$51,503	-
Warrants issued with related party debt	$16,996	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc, a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2018, and the results of operations and cash flows for the three and six months ended February 28, 2018 and February 28, 2017. The results of operations for the three and six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company did not generate any revenues and reported a net loss of $2,897,422 for the six months ended February 28, 2018.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of February 28, 2018, inventory amounted to $69,522 which consists of $53,743 in finished goods and $15,779 in raw materials.

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

On November 10, 2017, the Company issued an aggregate of 1,550,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $12,400.

For the six months ended February 28, 2017, the Company recognized option expense of $579,419 for options granted on July 26, 2017 to a nonemployee for services. As of February 28, 2018, $484,756 remains to be expensed over the remaining service period through July 26, 2019.

Warrants

During the quarter ended February 28, 2018, warrant activity included the following:

On September 18, 2017, the Company executed an $180,000 Convertible Debenture with an original issue discount of $60,000. In connection with the debenture, the Company issued the lender 300,000 common stock purchase warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants of $16,996 was recognized as a discount to the debenture.

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants are subject to forfeiture and vest over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Warrant expense under this award for the six months ended February 28, 2018 totaled $1,818,626. As of February 28, 2018, $8,165,716 remains to be expensed over the remaining vesting period.

On January 22, 2018, the Company entered into a Sales Representation Agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The Warrants shall be exercisable at any time on or after the six (6) month anniversary of each Issuance Date, at his election, in whole or in part, by means of a “cashless exercise”. The fair value of this award was determined to be $60,618 of which $30,380 was recognized during the six months ended February 28, 2018.

On February 22, 2018, the Company entered into a Consulting Agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. The fair value of this award was determined to be $113,943 of which $6,037 was recognized during the six months ended February 28, 2018.

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

	Grant Date	February 28, 2018
Risk-free interest rate at grant date	1.06% - 1.44%	1.06% - 1.49%
Expected stock price volatility	117% - 362%	117% - 362%
Expected dividend payout	-	-
Expected option in life-years	1 - 3 years	1 - 3 years

3. ASSET PURCHASE AGREEMENT

On August 29, 2017, the Company received $82,750 as a deposit from a significant shareholder toward the purchase price on an agreement that was being negotiated with VMI Acquisitions, LLC for purchase of certain of our Company’s assets. The agreement was completed and closed on March 9, 2018.

4. NOTES PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued to the Company’s CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued to the Company’s CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500. As of February 28. 2018, there is a remaining balance on the note of $50.

On February 14, 2017, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $30,000 which matured six months from the date of issuance. As of February 28, 2018 the outstanding balance on the note is $30,000

5. CONVERTIBLE DEBENTURE – RELATED PARTY

On May 17, 2016, the Company issued to Vantage Group, a significant shareholder, a 7% unsecured promissory note in the amount of $10,000 which had an original maturity of six months from the date of issuance. On August 15, 2016, the Company issued to Vantage Group, a significant shareholder, a 7% unsecured promissory note in the amount of $16,000 which had an original maturity of six months from the date of issuance. On October 27, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $10,000 which had an original maturity date of six months from the date of issuance. On November 14, 2016, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $80,000 which had an original maturity date of six months from the date of issuance. On March 31, 2017, the Company issued a significant shareholder a 7% unsecured promissory note in the amount of $7,000 which had an original maturity date of six months from the date of issuance.

On April 17, 2017 the preceding notes issued to Vantage Group were amended to be convertible into common stock and to mature on April 18, 2018. The convertible notes have a fixed conversion price of $0.008. The amendments to the notes has created a Beneficial Conversion Feature of $123,000 and amortization of the discount of $118,018 during the 6 months ended February 28, 2018. On November 27, 2017, the Company issued an aggregate of 1,450,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,600. On November 10, 2017, the Company issued an aggregate of 1,400,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $11,200. On December 28, 2017, the Company issued an aggregate of 1,550,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $12,400. As of February 28, 2018 a total of $35,200 has been converted.

February 28, 2017
Convertible debenture	$123,000
Conversion	(35,200)
Unamortized discount	(4,982)
Convertible debenture, net of unamortized discount	$82,818

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The debenture has a 0% interest rate and a term of two years. In connection with the debenture, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 common stock purchase warrants. The relative fair value of the stock and warrants aggregating $202,490 was recognized as a discount to the note. Amortization of $64,686 was recognized during the six months ended February 28, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal.

February 28, 2017
Convertible debenture	$540,000
Unamortized discount	(282,152)
Convertible debenture, net of unamortized discount	$257,848

On September 18, 2017, the Company executed, with a related party, an $180,000 Convertible Debenture with an original issue discount of $60,000. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $13,543 was recognized during the six months ended February 28, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal.

February 28, 2017
Convertible debenture	$180,000
Unamortized discount	(114,955)
Convertible debenture, net of unamortized discount	$65,045

On December 13, 2017, the Company executed a $120,000 Convertible Debenture with an original issue discount of $20,000. Amortization of $4,274 was recognized during the six months ended February 28, 2018. The debenture has a 0% interest rate and a term of one year. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greatest of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal.

February 28, 2017
Convertible debenture	$120,000
Unamortized discount	(15,726)
Convertible debenture, net of unamortized discount	$104,274

6. SUBSEQUENT EVENTS

On March 5, 2018, Bespoke Extracts, Inc. (the “Company”) entered into a securities purchase agreement with an accredited investor. Pursuant to the purchase agreement, upon closing on March 7, 2018, the Company issued and sold to the investor, 3,000,000 shares of common stock for an aggregate purchase price of $300,000. The Company agreed to issue additional shares of common stock (the “Make-Good Shares”) to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sells common stock at a purchase price lower than $0.10 (the “Subsequent Financing Price”), such that the total number of shares of common stock received by the investor under the purchase agreement (including the Make-Good Shares and the initial shares) will be equal to the total purchase price of $300,000 divided by such lower Subsequent Financing Price.

On March 9, 2018, the Company issued an aggregate of 1,780,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $14,240.

On March 9, 2018, Bespoke Extracts, Inc. (the “Company”) entered into and closed an asset purchase agreement with VMI Acquisitions, LLC (“VMI”), pursuant to which the Company sold to VMI the Company’s proprietary Machine-to-Machine communications solution and certain other intellectual property for a purchase price of $180,000. $135,000 of the purchase price was paid by members of VMI in cash and had previously been deposited with the Company. The remaining $45,000 of the purchase price was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI are noteholders and/or shareholders of the Company.

The Company entered into a Management Agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance).

The Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the Consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share.

The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the Consultant generates more than $10K in monthly sales, the Warrants will have an exercise price of $.30, and if the Consultant generates more than $20K in monthly sales, the Warrants may be exchanged in "cashless exercise". Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales.

7. COMMITMENTS AND CONTINGENCIES

The Company entered into a consulting agreement with Optimal Setup LLC for a term of one year to advise the Company on search engine optimization and digital marketing. Optimal Setup LLC shall receive monthly for services performed $2,500 and 10,000 warrants for common stock exercisable for cash price of $0.40. Warrants may be exercised after six month anniversary date.

On January 22, 2018, the Company entered into a Sales Representation Agreement to manage and solicit orders in a set territory, the United States, with an initial term of six months. The sales representative shall be compensated 6% of the net sales and three year warrants monthly to purchase 10,000 shares of common stock at an exercise price of $0.50. Warrants may be exercised after six month anniversary of issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility, lack of liquidity or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties; and

●	Insufficient revenues to cover operating costs.

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

Plan of Operations

We have not yet commenced sales of our products but anticipate doing so in the near future. Our introductory retail line of premium CBD extracts comes in the form of tinctures including:

●	All-Natural, Pure Hemp-Derived CBD Extract with raw Mānuka Honey.

●	All-Natural, Pure Hemp-Derived CBD Extract for Pets with bacon flavoring.

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

Planned Expansion of Product Line

By the summer of 2018, presuming market conditions are favorable, we expect to expand our retail product offerings to include new flavored options of tinctures, as well as introducing our formulations in the form of lotions and salves.

Development Status and Go-to-Market Strategy

We believe the traditional retail environment is experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that will be anchored by a high impact, visually stunning, content-rich ecommerce website whereby we will educate and sell and ship our CBD products directly to consumers.

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

Employees

As of February 28, 2018, the Company employed no full time and no part time employees other than its Chief Executive Officer.

Results of Operation for the Three Months Ended February 28, 2018 and FEBRUARY 28, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 28, 2018 and February 28, 2017 totaled $1,604,256 and $5,812, respectively. Payroll expense amounted to $1,743 and $21,123 for the three months ended February 28, 2018 and February 28, 2017, respectively. Consulting amounted to $22,415 and $0 for the three months ended February 28, 2018 and February 28, 2017. Warrant expenses included in selling, general and administrative totaled $941,045 for warrants issued to the Company’s CEO in 2018 and consulting agreements in 2018.

Amortization Expense

Amortization expense for the three months ended February 28, 2018 and February 28, 2017 totaled $796 and $33, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended February 28, 2018 and February 28, 2017, was $50,222 and $2,104, respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended February 28, 2018 totaled $1,727,474 or $(0.05) per share, an increase of $1,674,654 compared to a net loss for the three months ended February 28, 2017 of $52,820, or ($0.02) per share. A significant portion of the net loss for the 2018 period was due to recognition of warrant expense in the amount of $937,921.

Results of Operation for the Six Months Ended February 28, 2017 and February 28, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2018 and February 28, 2017 totaled $2,539,001 and $14,264, respectively. Payroll expense amounted to $21,114 and $45,686 for the six months ended February 28, 2018 and February 28, 2017, respectively. Consulting amounted to $77,000 and $0 for the six months ended February 28, 2018 and February 28, 2017. Warrant expense expenses included in selling, general and administrative totaled $1,855,043 for warrants issued to the Company’s CEO in 2018 and consulting agreements in 2018.

Amortization Expense

Amortization expense for the six months ended February 28, 2018 and February 28, 2017 totaled $1,632 and $66, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the six months ended February 28, 2018 and February 28, 2017, was $186,670 and $0, respectively

Net Loss

For the reasons stated above, our net loss for the six months ended February 28, 2018 totaled $2,897,422 or $(0.09) per share, an increase of $2,802,101 compared to a net loss for the six months ended February 28,2017 of $95,321, or ($0.03) per share. A significant portion of the net loss for the 2018 period was due to recognition of warrant expense in the amount of $1,855,043.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2018, we had cash and cash equivalents of $138,092. Net cash used in operating activities for the six months ended February 28, 2018 was approximately $229,380. Our current liabilities as of February 28, 2018 totaled $379,623 consisting of accounts payable and accrued liabilities of $34,731, deposit of $127,750, note payable related party $30,050, and convertible note payables-net, of $187,092.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $2,897,422 for the six months ended February 28, 2018 and had an accumulated deficit of $12,004,508 as of February 28, 2018. These conditions raise significant doubt about our ability to continue as a going concern.

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

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2017, the Company issued a convertible debenture in the principal amount of $120,000 to an investor for a purchase price of $100,000. The debenture is convertible into common stock at a conversion price equal to the lower of $3.00 and forty percent 40% of the volume weighted average price for the thirty trading days immediately preceding the conversion date, provided that the conversion price will not be lower than $1.00.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing of this report, the Company is in default on $30,000 in promissory notes issued to a significant shareholder, due to failure to make payment when due, and is in default on an additional$123,000 convertible debenture issued to a significant shareholder, due to failure to make payments when due.

ITEM 4.	MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5.	OTHER INFORMATION

On December 13, 2017, the Company issued a convertible debenture in the principal amount of $120,000 to an investor for a purchase price of $100,000. The debenture matures one year from issuance and is convertible into common stock at a conversion price equal to the lower of $3.00 and forty percent 40% of the volume weighted average price for the thirty trading days immediately preceding the conversion date, provided that the conversion price will not be lower than $1.00.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Convertible Debenture, dated December 13, 2017*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: May 3, 2018	By:	/s/ Marc Yahr
Marc Yahr President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)