Form 10-Q
period 2018-05-31
Bespoke Extracts, Inc.
filed 2018-07-20
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

As of July 19, 2018, there were 42,873,907 shares outstanding of the registrant’s common stock.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Bespoke Extracts, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2018	2017
Assets
Current assets
Cash	$315,670	$87,172
Prepaid expense	-	19,952
Inventory	73,267	-
Total current assets	388,937	107,124

Domain names, net of amortization of $3,346 and $1,673	46,003	48512
Total assets	$434,940	$155,636

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$117,622	$36,525
Deposit for future assets sales from related party	-	45,000
Convertible notes - related parties, net unamortized discounts $275,083 and $0	400,517	123,000
Note payable - related party	50	30,050
Total current liabilities	518,189	234,575

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $106,902 and $346,837	73,098	193,163
Total non-current liabilities	73,098	193,163
Total liabilities	591,287	427,738

Stockholders' Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 40,372,712 and 26,822,712 shares issued and outstanding as of May 31, 2018 and August 31, 2017, respectively	40,373	26,823
Additional paid-in capital	14,199,975	8,808,161
Accumulated deficit	(14,396,695)	(9,107,086)
Total stockholders' deficit	(156,347)	(272,102)
Total liabilities and stockholders' deficit	$434,940	$155,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
Operating expenses:
Selling, general and administrative expenses	$2,103,756	$5,104,964	$4,642,757	$5,119,228
Payroll expense	3,128	21,829	24,242	67,515
Professional fees	52,950	28,000	104,590	41,613
Consulting	51,500	73,750	128,500	73,750
Promotion	39,014	-	59,379	-
Brand development	-	-	-	10,000
Formula development	-	-	-	7,500
Impairment of intellectual property	-	-	-	1,248
Amortization expense	877	836	2,509	902
Total operating expenses	2,251,225	5,229,379	4,961,977	5,321,756

Loss from operations	(2,251,225)	(5,229,379)	(4,961,977)	(5,321,756)

Other expense
Interest expense	(140,962)	(20,735)	(327,632)	(23,679)
Total other expense	(140,962)	(20,735)	(327,632)	(23,679)

Loss before income tax	(2,392,187)	(5,250,114)	(5,289,609)	(5,345,435)
Provision for income tax	-	-	-	-
Net Loss	$(2,392,187)	$(5,250,114)	$(5,289,609)	$(5,345,435)

Net loss per common share: basic and diluted	$(0.07)	$(0.28)	$(0.16)	$(0.65)

Weighted average common shares outstanding basic and diluted	36,477,528	18,520,538	33,000,844	8,179,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	May 31,	May 31,
	2018	2017
Cash flows from operating activities
Net loss	$(5,289,609)	$(5,345,435)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	2,509	902
Amortization of debt discounts	269,281	11,351
Option expense amortized	-	-
Stock based compensation	4,526,235	5,088,421
Impairment of intellectual property	-	1,248
Changes in operating assets and liabilities
Inventory	(73,267)	-
Prepaid expense	19,952	-
Accounts payable and accrued liabilities	83,097	(49,628)
Accounts payable - related party	-	(14,609)
Net Cash used in operating activities	(461,802)	(307,750)

Cash flows from investing
Proceeds from sale of assets to related parties	90,000	-
Cash paid for domain names	-	(20,185)
Net cash provided by investing activities	90,000	(20,185)

Cash flow from financing activities
Payment of note payable - related party	(30,000)	(5,500)
Proceeds from exercise of warrants	-	4,000
Borrowings on related party convertible debt	220,000	360,000
Proceeds from note payable - related party	-	127,050
Sale of common stock and warrants	410,300	-
Net cash provided by financing activities	600,300	485,550

Net increase in cash and cash equivalents	228,498	157,615
Cash and cash equivalents at beginning of period	87,172	431
Cash and cash equivalents at end of period	$315,670	$158,046

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Common stock payable issued for acquisition of domain names	$-	$30,000
Discount due beneficial conversion feature	$123,000	$-
Stock issued for conversion of debt - related party	$64,400	$157,509
Stock issued with related party debt	$79,449	-
Warrants issued with related party debt	$21,980	44,981
Related party note and accrued interest exchanged for purchase of assets	$45,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc, a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2018, and the results of operations and cash flows for the nine months ended May 31, 2018 and May 31, 2017. The results of operations for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company did not generate any revenues and reported a net loss of $5,218,094 for the nine months ended May 31, 2018 and has a working capital deficit as of May 31, 2018.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of May 31, 2018, inventory amounted to $73,267 which consists of $53,743 in finished goods and $19,524 in raw materials.

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

On December 13, 2017, the Company issued an aggregate of 200,000 shares of common stock with a relative fair value of $27,946 to the holder of a $120,000 Convertible Debenture with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year.

On March 5, 2018, the Company entered into a securities purchase agreement with an investor which is a related party. Pursuant to the purchase agreement, upon closing on March 7, 2018, the Company issued and sold to the investor, 3,000,000 shares of common stock for an aggregate purchase price of $300,000. The Company agreed to issue additional shares of common stock (the “Make-Good Shares”) to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sells common stock at a purchase price lower than $0.10 (the “Subsequent Financing Price”), such that the total number of shares of common stock received by the investor under the purchase agreement (including the Make-Good Shares and the initial shares) will be equal to the total purchase price of $300,000 divided by such lower Subsequent Financing Price. In addition the Company agreed not to pay cash compensation over $100,000 to any Officer of Director.

On March 9, 2018, the Company issued an aggregate of 1,780,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount of $14,240.

On March 9, 2018, Bespoke Extracts, Inc. (the “Company”) entered into and closed an asset purchase agreement with VMI Acquisitions, LLC (“VMI”), pursuant to which the Company sold to VMI the Company’s proprietary Machine-to-Machine communications solution and certain other intellectual property for a purchase price of $180,000. $135,000 of the purchase price was paid by members of VMI in cash and had previously been deposited with the Company. The remaining $45,000 of the purchase price was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI are noteholders and/or shareholders of the Company. At the time of the sale the intellectual property had a book value of $0. As the parties were considered significant shareholders and related parties, the consideration of $180,000 was recorded as a capital contribution.

On May 15, 2018 the Company issued 500,000 shares of common stock to an investor for a purchase price of $50,000, and on May 29, 2018, the Company issued 1,870,000 shares of common stock upon conversion of a convertible note in the amount of $14,960. The Company agreed to issue additional shares of common stock (the “Make-Good Shares”) to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sells common stock at a purchase price lower than $0.10 (the “Subsequent Financing Price”), such that the total number of shares of common stock received by the investor under the purchase agreement (including the Make-Good Shares and the initial shares) will be equal to the total purchase price of $50,000 divided by such lower Subsequent Financing Price. In addition the Company agreed not to pay cash compensation over $100,000 to any Officer of Director.

Warrants / Options

During the nine months ended May 31, 2018, warrant activity included the following:

On September 18, 2017, the Company executed an $180,000 Convertible Debenture with an original issue discount of $60,000. In connection with the debenture, the Company issued the lender 300,000 common stock purchase warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants of $16,996 was recognized as a discount to the debenture.

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants are subject to forfeiture and vest over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Warrant expense under this award for the nine months ended May 31, 2018 totaled $2,742,668. As of May 31. 2018, $7,240,948 remains to be expensed over the remaining vesting period.

On January 22, 2018, the Company entered into a Sales Representation Agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The Warrants shall be exercisable at any time on or after the six (6) month anniversary of each Issuance Date, at his election, in whole or in part, by means of a “cashless exercise”. The fair value of this award was determined to be $64,292 of which $29,709 was recognized during the nine months ended May 31, 2018.

On February 22, 2018, the Company entered into a Consulting Agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. The fair value of this award was determined to be $131,478 of which $36,903 was recognized during the nine months ended May 31, 2018.

On March 2, 2018 the Company entered into a Management Agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years. The fair value of this award was determined to be $4,139,966 of which $790,251 was recognized during the nine months ended May 31, 2018.

On March 20, 2018 the Company entered into a 12 month consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the Consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share. As of May 31, 2018, Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash and or warrants to purchase shares of common stock of the Company

On April 16, 2108 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the Consultant generates more than $10K in monthly sales, the Warrants will have an exercise price of $.30, and if the Consultant generates more than $20K in monthly sales, the Warrants may be exchanged in "cashless exercise". Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. The fair value of this award was determined to be $652,911 of which $88,534 was recognized during the nine months ended May 31, 2018.

For the nine months ended May 31, 2017, the Company recognized option expense of $5,088,421 for options granted on July 26, 2017 to a nonemployee for services. For the nine months ended May 31, 2018, the Company recognized option expense of $4,526,235 for options granted to non-employees for services. As of May 31, 2018, $11,619,798 remains to be expensed over the remaining service period through July 26, 2019.

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

	Grant Date	May 31, 2018
Risk-free interest rate at grant date	1.06% - 1.44%	1.11% - 2.68%
Expected stock price volatility	117% - 362%	159% - 370%
Expected dividend payout	-	-
Expected option in life-years	1 - 3 years	2.16 - 6.75 years

Warrants:
Outstanding at August 31, 2017	900,000	$1.00
Granted	1,220,000	2.57
Canceled or expired	-	-
Exercised	-
Outstanding at May 31, 2018	2,120,000	$2.27
Exercisable at May 31, 2018	1,600,000

Intrinsic value at May 31, 2018	$581,000

Options:
Outstanding at August 31, 2017	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at May 31, 2018	1,200,000	$1.00
Exercisable at May 31, 2018	300,000
Intrinsic value at May 31, 2018	$180,000

3. RELATED PARTY ASSET PURCHASE AGREEMENT

On August 29, 2017, the Company received $82,750 as a deposit from a significant shareholder toward the purchase price on an agreement that was being negotiated with VMI Acquisitions, LLC for purchase of certain of the Company’s assets as well as the payment of $7,500 of expenses on behalf of the Company. The remaining $45,000 of the purchase price was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI are noteholders and/or shareholders of the Company and related parties. The agreement was completed and closed on March 9, 2018.  As the parties were considered significant shareholder the consideration of $180,000 was recorded as a capital contribution. At the time of the sale the intellectual property had a book value of $0.

4. NOTES PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued to the former Company’s CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued to the Company’s CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. As of May 31. 2018, there is a remaining balance on the note of $50 which is unsecured, non-interest bearing and due on demand.

On February 14, 2017, the Company issued to Lyle Hauser, the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $30,000 which matured six months from the date of issuance. On May 31, 2018 the Company repaid the promissory note in the amount of $30,000 and accrued interest of $2,811.

5. CONVERTIBLE DEBENTURE – RELATED PARTY

On May 17, 2016, the Company issued to Vantage Group, a significant shareholder, a 7% unsecured promissory note in the amount of $10,000 which had an original maturity of six months from the date of issuance. On August 15, 2016, the Company issued to Vantage Group, a significant shareholder, a 7% unsecured promissory note in the amount of $16,000 which had an original maturity of six months from the date of issuance. On October 27, 2016, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $10,000 which had an original maturity date of six months from the date of issuance. On November 14, 2016, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $80,000 which had an original maturity date of six months from the date of issuance. On March 31, 2017, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $7,000 which had an original maturity date of six months from the date of issuance.

On April 17, 2017 the preceding notes issued to Vantage Group were amended to be convertible into common stock and to mature on April 18, 2018. The convertible notes have a fixed conversion price of $0.008. The amendments to the notes created a beneficial conversion feature of $123,000 and amortization of the discount of $123,000 during the 9 months ended May 31, 2018. The Company issued a total of 8,050,000 shares of common stock to convert $64,400 principle into common stock and the remaining $43,000 was exchanged with additional $2,000 of accrued interest to purchase assets of the Company (See note 3). As of May 31.2018 the balance on the convertible note is $15,600.

May 31, 2018
Convertible debenture	$123,000
Conversion	(64,400)
Exchange for purchase of Company assets	(43,000)
Convertible debenture, net of unamortized discount	$15,600

On April 11, 2017, the Company executed a $540,000 Convertible Debenture with an original issue discount of $180,000. The debenture has a 0% interest rate and a term of two years. In connection with the debenture, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 common stock purchase warrants. The relative fair value of the stock and warrants aggregating $202,490 was recognized as a discount to the note. Amortization of $100,032 was recognized during the nine months ended May 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of May 31, 2018 the Company has accrued $31,515. The conversion price was above the fair market value of the date of issuance so no beneficial conversion feature was recorded

May 31, 2018
Convertible debenture	$540,000
Unamortized discount	(246,805)
Convertible debenture, net of unamortized discount	$293,195

On September 18, 2017, the Company executed, with a related party, an $180,000 Convertible Debenture with an original issue discount of $60,000. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $21,597 was recognized during the nine months ended May 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of May 31, 2018 the Company has accrued $22,500.

May 31. 2018
Convertible debenture	$180,000
Unamortized discount	(106,902)
Convertible debenture, net of unamortized discount	$73,098

On December 13, 2017, the Company executed a $120,000 Convertible Debenture with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year. In connection with the note, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $24,652 was recognized during the nine months ended May 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greatest of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, as of May 31, 2018 the Company has accrued $17,500.

May 31, 2018
Convertible debenture	$120,000
Unamortized discount	(28,278)
Convertible debenture, net of unamortized discount	$91,722

6. SUBSEQUENT EVENTS

On June 11, 2018, the Company issued an aggregate of 2,000,000 shares of common stock to the holder of a 7% Convertible Promissory Note, dated November 14, 2016 to convert principal amount and accrued interest of $16,000.

On June 15, 2018, the Company issued 500,000 shares of common stock pursuant to a stock purchase agreement for cash of $50,000.

7. COMMITMENTS AND CONTINGENCIES

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

On February 1, 2018 the Company entered into a consulting agreement with Optimal Setup LLC for a term of one year to advise the Company on search engine optimization and digital marketing. Optimal Setup LLC shall receive monthly for services performed $2,500 and 10,000 warrants for common stock exercisable for cash price of $0.40. Warrants may be exercised after six month anniversary date.

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

On March 2, 2018 the Company entered into a two year Management Agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance).

On March 20, 2018 the Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the Consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share.   As of May 31, 2018 Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agrees to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash and or warrants to purchase shares of common stock of the Company

On April 16, 2108 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the Consultant generates more than $10K in monthly sales, the Warrants will have an exercise price of $.30, and if the Consultant generates more than $20K in monthly sales, the Warrants may be exchanged in "cashless exercise". Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales.

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

On March 15, 2012, the Company changed its name to DiMi Telematics, International, Inc.

In early 2017, our management team elected to suspend further investment and working capital on developing the Company’s technology and business prospects, turning its attention to prevailing new business opportunities in the hemp-derived cannabidiol (“CBD”) market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

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

Planned Expansion of Product Line

By the end of the summer of 2018, presuming market conditions are favorable, we expect to expand our retail product offerings to include new flavored options of tinctures, as well as introducing our formulations in the form of lotions and salves.

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

Employees

As of May 31, 2018, the Company employed no full time and no part time employees other than its Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED May 31. 2018 AND May 31, 2017.

Operating Expenses

Selling, general and administrative expenses for the three months ended May 31, 2018 and May 31, 2017 totaled $2,103,756 and $5,104,964, respectively. Warrant expenses included in selling, general and administrative totaled $2,641,192 for warrants issued to the Company’s CEO and consulting agreements in 2018. Warrant expenses included in selling, general and administrative totaled $5,088,421 for warrants issued to the Company’s CEO in 2017. Payroll expense amounted to $3,128 and $21,829 for the three months ended May 31, 2018 and May 31, 2017, respectively. Consulting amounted to $52,590 and $28,000 for the three months ended May 31, 2018 and May 31, 2017. Amortization expense for the three months ended May 31, 2018 and May 31, 2017 totaled $877 and $836, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the three months ended May 31, 2018 and May 31, 2017, was $140,962 and $20,735, respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended May 31, 2018 totaled $2,392,187 or $(0.07) per share, and decreased of $2,857,927 compared to a net loss for the three months ended May 31, 2017 of $5,250,114, or ($0.28) per share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED May 31, 2018 AND MAy 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2018 and May 31, 2017 totaled $4,642,757 and $5,119,228, respectively. Warrant expenses included in selling, general and administrative totaled $4,526,235 for warrants issued to the Company’s CEO and consulting agreements in 2018. Warrant expenses included in selling, general and administrative totaled $5,088,421 for warrants issued to the Company’s CEO in 2017. Payroll expense amounted to $24,242 and $67,515 for the nine months ended May 31, 2018 and May 31, 2017, respectively. Consulting amounted to $128,500 and $73,750 for the nine months ended May 31, 2018 and May 31, 2017. Amortization expense for the nine months ended May 31, 2018 and May 31, 2017 totaled $2,509 and $902, respectively. Amortization expense is in relation to recent URL purchase, prior year amortization is the expensing of intellectual property and the iPhone application.

Interest Expense

Interest expense on promissory notes for the nine months ended May 31, 2018 and May 31, 2017, was $327,632 and $23,679, respectively

Net Loss

For the reasons stated above, our net loss for the nine months ended May 31, 2018 totaled $5,289,609 or $(0.16) per share, a decrease of $55,826 compared to a net loss for the nine months ended May 31, 2017 of $5,345,435, or ($0.65) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, we had cash and cash equivalents of $315,670. Net cash used in operating activities for the nine months ended May 31, 2018 was $461,802. Our current liabilities as of May 31, 2018 totaled $518,189 consisting of accounts payable and accrued liabilities of $117,622, and convertible note payables-net, unamortized discounts of $400,517.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company reported a net loss of $5,289,609 for the nine months ended May 31, 2018 and had an accumulated deficit of $14,396,695 as of May 31, 2018. These conditions raise significant doubt about our ability to continue as a going concern.

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

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

BESPOKE EXTRACTS, INC.

Dated: July 20, 2018	By:	/s/ Marc Yahr
Marc Yahr President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)