Form 10-K
period 2018-08-31
Bespoke Extracts, Inc.
filed 2018-12-14
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,757,852.

As of December 14, 2018, there were 50,203,907 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Bespoke Extracts, Inc.

i

PART I

This Annual Report on Form 10-K may contain forward-looking statements. Such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Bespoke Extracts, Inc.” and “Bespoke” mean Bespoke Extracts, Inc. unless otherwise indicated.

Item 1. Business.

Our Corporate History

We were incorporated in the State of Colorado on July 29, 1988 under the name Cine-Source Entertainment, Inc. On April 27, 2004, the Company changed its name to First Quantum Ventures, Inc. On April 13, 2006, the Company changed its name to First Quantum Ventures, Inc., and on May 5, 2006, the Company reincorporated in Nevada. On March 15, 2012, the Company changed its name to DiMi Telematics International, Inc.

In early 2017, our management team elected to suspend further investment and working capital on developing its then-existing technology and business prospects, turning its attention to the hemp-derived cannabidiol, or CBD, market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

The Company is now focused on selling its proprietary line of premium quality, all natural cannabidiol (CBD) products in the form of tinctures and capsules for the nutraceutical and veterinary markets, which it introduced in mid-2018. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD, our products are marketed as dietary supplements and distributed through our direct-to-consumers ecommerce store, found at www.BespokeExtracts.com. In the future, we plan to also sell through select specialty retailers, pharmacies/dispensaries and care providers.

The Cannabis Market

Many states have already legalized medical cannabis, and adult-use cannabis is now legal at the statewide level in several major U.S. markets. According to ArcView Market Research and its research partner BDS Analytics, over the next 10 years, total sales by the legal cannabis industry will reach $57 billion by 2027, and the largest group of cannabis buyers will be in North America, going from $9.2 billion in 2017 to $47.3 billion a decade later. For context, in a report released in February 2017, Arcview Market Research stated that the North American black market for cannabis is estimated to have totaled $46.4 billion in sales in 2016. Marijuana Business Factbook reports that 2017 spending on legal recreational and medical cannabis in the U.S. even topped those of Oreos and organic produce combined – and will likely surpass sales of firearms and ammunition in the nation by the end of 2019.

CBD, one of over 80 active cannabinoid chemicals found in cannabis, is the major non-psychoactive component of the plant Cannabis sativa L.; and is proving to be an effective treatment for a number of health conditions affecting adults, children and pets. While U.S. companies cannot legally make medical claims about CBD or its uses, there are countless scientific research studies showing potential therapeutic indications for CBD, demonstrating that it works well with body cells to improve immunity and is even produced naturally in the human brain.

According to a 2013 study published in the British Journal of Clinical Pharmacology, CBD benefits include acting in some experimental models as an anti-inflammatory, anticonvulsant, antioxidant, antiemetic, anxiolytic and antipsychotic agent; and is therefore a potential medicinal treatment for neuroinflammation, epilepsy, oxidative injury, vomiting and nausea, anxiety and schizophrenia. Moreover, there have been dozens of other peer-reviewed studies suggesting that CBD may have therapeutic value for medical indications including bipolar disorder, cancer, glaucoma, HIV/AIDS, Huntington’s Disease, Crohn’s Disease, Multiple Sclerosis, Parkinson’s Disease, PTSD, rheumatoid arthritis and Tourette’s Syndrome.

Due to the growing body of published research supporting the promising therapeutic benefits of CBD, the demand for CBD products has been increasing rapidly. In fact, cannabis industry analysts at the Brightfield Group estimate the hemp-CBD market alone could reach $22 billion by 2022. Between 2017 and 2018, the U.S. hemp-derived CBD market has nearly doubled in size, but the five-year growth projections for this market are now dramatically higher than they were a year ago. This is because the full legalization of hemp-derived CBD is now a real and likely prospect following Republican Mitch McConnell’s proposal of the Hemp Farm Act of 2018 (the Farm Bill), which is expected to pass before the end of 2018. This legislation would clearly and unambiguously legalize hemp as well as its derivatives, extracts and cannabinoids, including hemp-derived CBD.

Introductory Product Line

Generally speaking, our management believes most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of our introductory retail product line is our great-tasting, flavor-infused tinctures, formulated using only premium, organic ingredients. In addition, we will also market CBD extract in capsule form. As our Company matures, we expect to expand our proprietary CBD products to include a much broader range of flavors and form factors. Launched in late summer 2018, our official market debut showcased the following introductory products:

●	Manuka Honey CBD Tincture: 1000 mg of all-natural, pure hemp-derived CBD extract infused with raw, organic, UMF16+ Manuka Honey – available in a 60ml tincture;

●	Lemon Lime CBD Tincture for Sport: 1500 mg of all-natural, pure hemp-derived CBD extract –available in 60ml tincture;

●	Bacon CBD Tincture for Pets: 500 mg of all-natural, smoked bacon-flavored, pure hemp-derived CBD extract – available in 2 fluid ounce tincture with convenient spray top for dosing on pet food; and

●	CBD Gelcaps: 1500 mg of all-natural, pure hemp-derived CBD extract in gelcap form – containing 30 gelcaps with 50 mg each.

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

Sales and Marketing

We currently sell our products through our website.

Management believes that the traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites rapidly overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that is anchored by an ecommerce website whereby we educate, sell, and ship our CBD products directly to consumers. In addition, we also plan to market our CBD products on a wholesale basis to select specialty retailers, dispensaries and physicians.

Our marketing initiatives include the use of social marketing, social influence marketing, direct response marketing, inbound marketing, email marketing, Search Engine Optimization (“SEO”) and content marketing, among other proven strategies to generate and convert sales prospects into loyal, satisfied customers. We will also explore utilizing coupon and deal sites to drive traffic to our website and retailers, as well as participate in select industry conferences to promote our brand and build greater awareness of our products among prospective business partners and consumers.

Other brand-building tactics include a sports marketing and sponsorship strategy that has initially focused on Extreme Sports, motor racing and other high action sports athletes, teams and events, with the underpinning goal of generating consumer awareness of our high-performance Lemon-Lime Sport CBD brand by fans and athletes. In March 2018, we were a titled sponsor of sportsbike racer Robertino Pietri who took third place at the 77th annual running of the DAYTONA 200; and in October 2018, we were a title sponsor of motorcycle racer Sean Dylan Kelly who competed in and won first place at the 35th Annual Race of Champions at Daytona International Speedway.

The Difference Between Hemp and Marijuana

Both marijuana and hemp come from the same species of plant called “Cannabis Sativa L.” However, cultivators of the cannabis plant have manipulated it over the years to encourage specific traits to become dominant. Cannabis plants contain unique compounds called cannabinoids. Current research has revealed over 80 different cannabinoids thus far, but management believes THC is the most well-known and is credited with causing the marijuana high. While marijuana plants contain high levels of THC, hemp contains very little of the psychoactive chemical. The foregoing is one of the differences which distinguishes hemp from marijuana.

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

However, in December 2016, the Department of U.S. Drug Enforcement Administration (“DEA”) implemented a new rule that declared CBD as a Schedule I drug, meaning it has “no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision and a high potential for abuse.” While numerous industry insiders have expressed concerns about the DEA’s new ruling, it is widely believed that the agency would struggle to make CBD illegal under current laws, thanks to multiple protections put in place by Congress as part of the 2014 Farm Bill. Moreover, subsequent additions to the 2015 and 2016 Congressional Appropriations Act prohibit the DEA from going after the products produced under these programs. Moreover, the most recent version of the legislation to legalize growing hemp was introduced in April 2018, with Senate Majority Speaker Mitch McConnell as the primary sponsor, which quickly evolved into the Senate’s Agriculture Improvement Act of 2018 (2018 Farm Bill). On December 3, 2018, House and Senate leaders announced that they had come to an agreement on the reconciled version of the 2018 Farm Bill, which – for the first time ever – includes a provision to lift the federal government’s longstanding ban on the commercial production of industrial hemp. It also amends the Federal Controlled Substance Act of 1970 so that industrial hemp containing no more than 0.3% THC is no longer classified as a Schedule I prohibited substance. The vote to approve the 2018 Farm Bill is expected to occur prior to the end of this year.

Competitive Overview

Given the rapid growth of the U.S. CBD oil industry, hundreds of companies have entered the market. Consequently, the market is becoming highly competitive and we believe to compete in the market requires ensuring the quality and integrity of product offerings. Certain of our competitors have substantially greater financial, distribution, and marketing resources, as well as greater brand awareness than us, and there can be no assurance we will be able to successfully compete.

Our Headquarters

Our corporate headquarters is located at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida 33160. Our Internet website is www.BespokeExracts.com. The contents of the website are not part of this report.

Employees

As of the date of the filing of this report, we have 1 employee, who is full-time.

Item 1A. Risk Factors.

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only consider purchasing the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risk Related to our Business.

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We incurred a net loss of $7,609,558 for the year ended August 31, 2018. As of August 31, 2018, we have an accumulated deficit of $16,716,644 and a stockholders’ deficit of $427,540. We may never achieve profitability or generate significant revenues.

We will need to raise additional capital, which may not available.

We anticipate that we will need to raise additional capital to execute our business plan and maintain and expand our operations. Additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital, our business may be harmed and we may need to curtail or cease operations.

We have a limited operating history that impedes our ability to evaluate our potential future performance and strategy.

We began sales of our products in mid-2018. Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

●	Successfully execute our business strategy to establish the “Bespoke Extracts” brand and reputation as a well-managed enterprise committed to delivering premium quality and cost-effective CBD products to the nutraceutical and veterinary markets;

●	Respond to competitive developments;

●	Execute value-focused pricing strategies that position our tinctures and gelcaps as premium, great tasting, all-natural CBD products offered at a competitive price;

●	Effectively and efficiently market and sell our introductory line of CBD products through the development of multi-channel distribution strategies focused on direct-to-consumer and distribution through wholesale venues including specialty retailers, pharmacies, dispensaries and physician’s and veterinarian offices;

●	Attract, integrate, retain and motivate qualified personnel.

Our business strategy may not be successful and we may not successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

If we do not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success will depend, in part, on our ability to expand our product offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and preferences, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products will depend on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

We may have difficulties managing our Company’s growth, which could lead to higher operating losses, or we may not grow at all.

If we succeed in growing our business, such growth could strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability. Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Loss of our chief executive officer could limit our growth and negatively impact our operations.

We depend upon our president and chief executive officer, Niquana Noel, to a substantial extent. The loss of Ms. Noel could have a material adverse effect on our business, results of operations or financial condition.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. We may not succeed in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

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

Currently, 32 states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. During the midterm elections in November 2018, two more states voted to legalize medical marijuana use (Missouri and Utah) while one more voted to legalize recreational use (Michigan). Forty-seven states allow or are considering legislation to allow the possession and use of non-psychoactive CBD oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that eleven states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s business; and could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

Risks Related to our Common Stock

There is a limited trading market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, prior to July 2018 there was minimal reported trading in our common stock, and any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of our common stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is considered a “penny stock” and is subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock is considered a “penny stock” and securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. A lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in the Company.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then-current stockholders.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Our management has determined that we have not effective disclosure controls and procedures, or internal control over financial reporting as of August 31, 2018. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We maintain our principal office at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida 33160 square feet of office space. Our monthly rent is $116 under a lease that terminates in June 2019. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock quoted on the OTCQB under the symbol “BSPK.”.

Holders

As of December 12, 2018, there were approximately 353 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Repurchases of Equity Securities.

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

Overview

We were incorporated in the State of Colorado on July 29, 1988 under the name Cine-Source Entertainment, Inc. On April 27, 2004, the Company changed its name to First Quantum Ventures, Inc. On April 13, 2006, the Company changed its name to First Quantum Ventures, Inc., and on May 5, 2006, the Company reincorporated in Nevada. On March 15, 2012, the Company changed its name to DiMi Telematics International, Inc.

In early 2017, our management team elected to suspend further investment and working capital on developing its then-existing technology and business prospects, turning its attention to the hemp-derived cannabidiol, or CBD, market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

The Company is now focused on introducing a proprietary line of premium quality, all natural cannabidiol (CBD) products in the form of tinctures and capsules for the nutraceutical and veterinary markets, which it introduced in mid-2018. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD, our products are marketed as dietary supplements and distributed through our direct-to-consumers ecommerce store, found at www.BespokeExtracts.com. In the future, we also plan to our products through select specialty retailers, pharmacies/dispensaries and care providers.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2018 AND AUGUST 31, 2017.

Sales

Sales during the year ended August 31, 2018 were $15,919 compared to $0 for the year ended August 31, 2017. During the year ended August 31, 2018 the Company began selling and shipping its CBD products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended August 31, 2018 and August 31, 2017 totaled $6,769,723 and $6,332,332, respectively. Stock based compensation which is primarily comprised of the expense for warrants issued to our former Presidents and Chief Executive Officers, was included in selling, general and administrative, and totaled $6,508,991 and $6,285,695, respectively for the years ended August 31, 208 and 2017. Payroll expense amounted to $24,389 and $91,986 respectively for the years ended August 31, 208 and 2017. The reduction in expense was due to a reduction in full time employees. Consulting amounted to $185,523 and $105,750 respectively for the years ended August 31, 208 and 2017. The increase was primarily due to branding and marketing performed by consultants hired during the year ended August 31, 2018. Amortization expense for the years ended August 31, 2018 and 2017 was $3,346 and $1,739 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Interest Expense

Interest expense on promissory notes for the years ended August 31, 208 and 2017, was $419,000 and $63,311, respectively. The increase of interest expense was due to the issuance of additional notes during the year ended August 31, 2018 and the amortization expense for the warrants and beneficial conversion associated with those notes.

Net Loss

For the reasons stated above, our net loss for year ended August 31, 2018 totaled $7,609,558 or $(0.21) per share, an increase of $930,061 compared to a net loss for the year ended August 31, 2017 of $6,679,497 or ($0.48) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2018, we had cash and cash equivalents of $79,784. Net cash used in operating activities for the year ended August 31, 2018 was $747,688. Our current liabilities as of August 31, 2018 totaled $566,174 consisting of accounts payable and accrued liabilities of $105,424, and convertible note payables-net, unamortized discounts of $460,700.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company reported a net loss of $7,609,558 for the year ended August 31, 2018 and had an accumulated deficit of $16,716,644 as of August 31, 2018. These conditions raise significant doubt about our ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bespoke Extracts, Inc. and its subsidiary (collectively, the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

December 14, 2018

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	August 31,	August 31,
	2018	2017
Assets
Current assets
Cash	$79,784	$87,172
Accounts receivable	2,004	-
Prepaid expense	30,976	19,952
Inventory	61,857	-
Total current assets	174,621	107,124

Domain names, net of amortization of $5,019 and $1,673	45,166	48,512
Total assets	$219,787	$155,636

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$105,424	$36,525
Deposit for future assets sales from related party	-	45,000
Convertible notes - related parties, net unamortized discounts $199,300 and $5,019, respectively	460,700	123,000
Note payable - related party	50	30,050
Total current liabilities	566,174	234,575

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $98,847 and $346,837	81,153	193,163
Total non-current liabilities	81,153	193,163
Total liabilities	647,327	427,738

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized;42,902,712 and 26,822,712 shares issued and outstanding as of August 31, 2018 and August 31, 2017, respectively	42,903	26,823
Additional paid-in capital	16,246,201	8,808,161
Accumulated deficit	(16,716,644)	(9,107,086)
Total stockholders’ deficit	(427,540)	(272,102)
Total liabilities and stockholders’ deficit	$219,787	$155,636

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

	For the year ended
	August 31,	August 31,
	2018	2017

Sales	$11,944	$-
Sales - related party	3,975	-
Total Sales	15,919	-

Cost of products sold	(22,925)	-
Gross Profit	(7,006)	-

Operating expenses:
Selling, general and administrative expenses	6,769,723	6,332,332
Payroll expense	24,389	91,986
Professional fees	132,342	65,631
Consulting	185,523	105,750
Promotion	68,229	-
Brand development	-	10,000
Formula development	-	7,500
Impairment of intellectual property	-	1,248
Amortization expense	3,346	1,739
Total operating expenses	7,183,552	6,616,186

Loss from operations	(7,190,558)	(6,616,186)

Other expense
Interest expense	(419,000)	(63,311)
Total other expense	(419,000)	(63,311)

Loss before income tax	(7,609,558)	(6,679,497)
Provision for income tax	-	-
Net Loss	$(7,609,558)	$(6,679,497)

Net loss per common share: basic and diluted	$(0.21)	$(0.48)

Weighted average common shares outstanding basic and diluted	35,408,438	13,814,767

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Owners Equity (Deficit)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
August 31, 2016	-	$-	2,922,712	$2,923	$2,310,876	$-	$(2,427,589)	$(113,790)
	-	-
Stock issued with related party debt		-	2,700,000	2,700	154,809	-	-	157,509
	-
Stock issued for asset purchase		-	200,000	200	29,800	-	-	30,000
	-
Issuance of warrants and options for compensation	-	-	-	-	6,285,695	-	-	6,285,695

Exercise of options and warrants		-	41,000,000	41,000	(36,000)	-	-	5,000
	-
Warrants issued with related party debt		-	-	-	44,981	-	-	44,981
	-
Forfeiture of stock issued through warrant exercise		-	(20,000,000)	(20,000)	18,000	-	-	(2,000)
	-
Net loss	-	-	-	-	-	-	(6,679,497)	(6,679,497)
August 31, 2017	-	-	26,822,712	26,823	8,808,161	-	(9,107,086)	(272,102)

Sale of common stock	-	-	4,900,000	4,900	455,400	-	-	460,300

Conversion of debt to common stock	-	-	10,050,000	10,050	70,350	-	-	80,400

Common stock issued with debt	-	-	1,100,000	1,100	78,349	-	-	79,449

Warrants issued with related party debt	-	-	-		21,980	-	-	21,980

Beneficial conversion feature on convertible debt	-	-	-	-	123,000	-	-	123,000

Stock based compensation	-	-	30,000	30	6,508,961	-	-	6,508,991

Sale of assets to related parties	-	-	-	-	180,000	-	-	180,000

Net loss	-	-	-	-	-	-	(7,609,558)	(7,609,558)
August 31, 2018	-	-	42,902,712	42,903	16,246,201	-	(16,716,644)	(427,540)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2018	2017
Cash flows from operating activities
Net loss	$(7,609,558)	$(6,679,497)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	3,346	1,739
Amortization of debt discounts	353,119	35,653
Option expense amortized	-	-
Stock based compensation	6,508,991	6,285,695
Impairment of intellectual property	-	1,248
Changes in operating assets and liabilities
Accounts receivable	(2,004)	-
Inventory	(61,857)	-
Prepaid expense	(11,024)	(19,952)
Accounts payable and accrued liabilities	71,299	(32,901)
Accounts payable - related party	-	(14,069)
Net Cash used in operating activities	(747,688)	(422,084)

Cash flows from investing
Proceeds from sale of assets to related parties	90,000	45,000
Cash paid for domain names	-	(20,185)
Net cash provided by investing activities	90,000.00	24,815

Cash flow from financing activities
Payment of note payable - related party	(30,000)	(5,500)
Proceeds from exercise of warrants	-	3,000
Borrowings on related party convertible debt	220,000	360,000
Proceeds from note payable - related party	-	127,050
Sale of common stock and warrants	460,300	-
Net cash provided by financing activities	650,300	484,550

Net increase / (decrease) in cash and cash equivalents	(7,388)	87,281
Cash and cash equivalents at beginning of period	87,172	431
Cash and cash equivalents at end of period	$79,784	$87,712

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$11,626	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Common stock payable issued for acquisition of domain names	$-	$30,000
Discount due beneficial conversion feature	$123,000	$-
Stock issued for conversion of debt - related party	$80,000	$157,509
Stock issued with related party debt	$79,449	-
Warrants issued with related party debt	$21,980	44,981
Related party note and accrued interest exchanged for purchase of assets	$45,000	-

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

The Company is now focused on marketing and selling a proprietary line of premium, quality, all natural CBD products in the forms of tinctures, capsules, drops and edibles for the nutraceutical and veterinary markets, which it introduced in mid-2018. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived isolate, the Company markets its products as dietary supplements through its retail ecommerce store found at www.bespokeextracts.com. In the future, the Company also intends to sell its products through wholesale channels.

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

Major Customers

Sales to one customer, who is the spouse of one of the Company’s significant shareholders, amounted to 24% of sales for the year ended August 31, 2018. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has reported a net loss of $7,609,558 for the year ended August 31, 2018 and had a working capital deficit of $391,553 as of August 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of August 31, 2018, inventory amounted to $61,857 which consisted of finished goods.

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

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying unaudited condensed financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company’s consolidated statements of operations during the year ended August 31, 2018.

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

Net Loss per Share

Basic loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  Outstanding options, warrants and convertible debt were excluded from the calculation of diluted loss per share during 2018 and 2017 because their inclusion would have been anti-dilutive.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company, purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the years ended August 31, 2018 and 2017 amortization expense amounted to $3,346 and $1,739, respectively. The domain names are being amortized over a 15 year period.

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

The changes in these notes payable to this related party consisted of the following during the year ended August 31, 2018 and the year ended August 31, 2017:

	August 31, 2018	August 31, 2017
Notes payable – related party at beginning of period	$50	$5,500
Payments on notes payable – related party	-	(5,550)
Borrowings on notes payable – related party	-	50
Note payable – related party at end of period	$50	$50

On February 14, 2017, the Company issued to Lyle Hauser, the Company’s largest shareholder at the time, a 7% unsecured promissory note in the amount of $30,000 which matured six months from the date of issuance. On May 31, 2018 the Company repaid the promissory note in the amount of $30,000 and accrued interest of $2,811.

On May 17, 2016, the Company issued to The Vantage Group Ltd. (“Vantage”), a significant shareholder at that time, a 7% unsecured promissory note in the amount of $10,000 which had an original maturity of six months from the date of issuance. On August 15, 2016, the Company issued to Vantage a 7% unsecured promissory note in the amount of $16,000 which had an original maturity of six months from the date of issuance. On October 27, 2016, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $10,000 which had an original maturity date of six months from the date of issuance. On November 14, 2016, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $80,000 which had an original maturity date of six months from the date of issuance. On March 31, 2017, the Company issued the same shareholder a 7% unsecured promissory note in the amount of $7,000 which had an original maturity date of six months from the date of issuance.

On April 17, 2017 the preceding notes issued to Vantage were amended to be convertible into common stock and to mature on April 18, 2018. The convertible notes had a fixed conversion price of $0.008. The amendments to the notes created a beneficial conversion feature of $123,000 and amortization of the discount of $123,000 during the year ended August 31, 2018. The Company issued a total of 10,050,000 shares of common stock to convert $80,000 principal and$400 of accrued interest into common stock and the remaining $43,000 was exchanged with an additional $2,000 of accrued interest to purchase assets of the Company.

The changes in notes payable to these related parties consisted of the following during the year ended August 31, 2018 and 2017.

	August 31, 2018	August 31, 2017
Notes payable – related party at beginning of period	$153,000	$26,000
Payments on notes payable – related party	(30,000)	-
Conversion	(80,000)	-
Exchange for purchase of Company assets	(43,000)	-
Borrowings on notes payable – related party	-	127,000
Note payables – related party at end of period	$-	$153,000

4. CONVERTIBLE DEBENTURE – RELATED PARTY

On April 11, 2017, the Company executed a $540,000 related party convertible debenture with an original issue discount of $180,000. The note has a 0% interest rate and a term of two years. If the note is not paid in full on the due date, the note will have a 0% interest rate until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $162,473 was recognized during the year ended August 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender is entitled to receive greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of August 31, 2018 the Company has accrued $34,015.

	August 31, 2018	August 31, 2017
Related Party Convertible debenture	$540,000	$540,000
Unamortized discount	(184,364)	(346,837)
Related Party Convertible debenture, net of unamortized discount	$355,636	$193,163

On September 18, 2017, the Company executed, with a related party, an $180,000 convertible debenture with an original issue discount of $60,000. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $29,652 was recognized during the year ended August 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of August 31, 2018 the Company has accrued $25,000.

August 31, 2018
Convertible debenture	$180,000
Unamortized discount	(98,847)
Convertible debenture, net of unamortized discount	$81,153

On December 13, 2017, the Company executed a $120,000 convertible debenture with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year. In connection with the note, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $37,994 was recognized during the year ended August 31, 2018. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greatest of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, as of August 31, 2018 the Company has accrued $20,000.

August 31, 2018
Convertible debenture	$120,000
Unamortized discount	(14,936)
Convertible debenture, net of unamortized discount	$105,064

5. EQUITY

Common Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001.

On April 11, 2017, the Company issued 2,700,000 shares of common stock in connection with the issuance of a convertible note with a principal amount of $540,000 (see Note 4). The relative fair value of the stock of $157,509 was recognized as a discount to the note that is being amortized to interest expense over the life of the note.

During the year ended August 31, 2017, the Company issued an aggregate of 40,000,000 common shares pursuant to exercise of options and warrants for proceeds of $5,000. During the year ended August 31, 2017 20,000,000 shares were cancelled and returned to the Company along with the return of the $2,000 exercise price.

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

On March 5, 2018, the Company entered into a securities purchase agreement with an investor which following such investment was a related party. Pursuant to the purchase agreement, upon closing on March 7, 2018, the Company issued and sold to the investor, 3,000,000 shares of common stock for an aggregate purchase price of $300,000. The Company agreed to issue additional shares of common stock (the “Make-Good Shares”) to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sells common stock at a purchase price lower than $0.10 (the “Subsequent Financing Price”), such that the total number of shares of common stock received by the investor under the purchase agreement (including the Make-Good Shares and the initial shares) will be equal to the total purchase price of $300,000 divided by such lower Subsequent Financing Price. In addition the Company agreed not to pay cash compensation over $100,000 to any Officer of Director.

On March 9, 2018, the Company issued an aggregate of 1,780,000 shares of common stock to the holder of a 7% convertible promissory note, dated November 14, 2016 to convert principal amount of $14,240.

On March 9, 2018, he Company entered into and closed an asset purchase agreement with VMI Acquisitions, LLC (“VMI”), pursuant to which the Company sold to VMI the Company’s proprietary Machine-to-Machine communications solution and certain other intellectual property for a purchase price of $180,000. $135,000 of the purchase price was paid by members of VMI in cash and had previously been deposited with the Company. The remaining $45,000 of the purchase price was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI are noteholders and/or shareholders of the Company. At the time of the sale the intellectual property had a book value of $0. As the parties were considered significant shareholders and related parties, the consideration of $180,000 was recorded as a capital contribution.

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

On August 29, 2018 the Company issued 30,000 shares of common stock for services valued at $44,400.

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

During the year ended August 31, 2018, warrant activity included the following:

On September 18, 2017, the Company executed an $180,000 convertible debenture with an original issue discount of $60,000. In connection with the debenture, the Company issued the lender 300,000 common stock purchase warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants of $16,996 was recognized as a discount to the debenture.

On December 13, 2017, the Company issued 100,000 warrants to McGlothin Holdings Ltd. The relative fair value of the warrants of $4,984 was recognized as a discount to the debenture.

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Warrant expense under this award for the year ended August 31, 2018 totaled $3,633,532; the warrant expense under this award for the year ended August 31, 2017 totaled $1,014,489. As of August 31, 2018, $6,359,316 remains to be expensed over the remaining vesting period. Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018).

On January 22, 2018, the Company entered into a sales representation agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The warrants shall be exercisable at any time on or after the six (6) month anniversary of each issuance date, at his election, in whole or in part, by means of a “cashless exercise”. The fair value of this award was determined to be $58,816 of which $51,635 was recognized during the year ended August 31, 2018.

On February 22, 2018, the Company entered into a consulting agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. The fair value of this award was determined to be $106,663 of which $65,005 was recognized during the year ended August 31, 2018.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years. The fair value of this award was determined to be $3,419,925 of which $1,457,561 was recognized during the year ended August 31, 2018.

On March 20, 2018 the Company entered into a 12 month consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share. As of August 31, 2018, Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash and or warrants to purchase shares of common stock of the Company.

On April 16, 2018 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the Consultant generates more than $10,000 in monthly sales, the Warrants will have an exercise price of $.30, and if the Consultant generates more than $20,000 in monthly sales, the Warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018.

On April 11, 2017, the Company executed a $540,000 convertible debenture with an original issue discount of $180,000. In connection with the note, the Company issued the lender 900,000 warrants with a term of 3 years and an exercise price of $1.00. The relative fair value of the warrants $44,981 was recognized as a discount to the note.

The following table summarizes the warrant activities during the year ended August 31, 2018, and 2017, respectively:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2016	-	$-
Granted	40,900,000	0.02
Canceled or expired	(40,000,000)	-
Exercised	-	-
Outstanding at August 31, 2017	900,000	$1.00
Granted	1,930,000	0.69
Canceled or expired	-	-
Exercised	-	-
Outstanding at August 31, 2018	2,830,000	$0.79
Exercisable at August 31, 2018	1,610,000	$1.00

Intrinsic value at August 31, 2018	$538,500

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the year ended August 31, 2018
Risk-free interest rate at grant date	1.52% -2.70%
Expected stock price volatility	183% - 362%
Expected dividend payout	-
Expected option in life-years	2.5 - 6.5 years

Grant Date
For the year ended August 31, 2017
Risk-free interest rate at grant date	1.06% - 1.44%
Expected stock price volatility	117% - 362%
Expected dividend payout	-
Expected option in life-years	1 - 3 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options are immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 shares were exercised. The aggregate fair value of the award as of August 31, 2018 was determined to be $1,112,547 and for the year ended August 31, 2018 option expense recognized totaled $1,000,820. The aggregate fair value of the award as of August 31, 2017 was determined to be $485,248 and for the year ended August 31, 2017 option expense recognized totaled $273,185.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2016		-
Granted	2,200,000	.55
Exercised	1,000,000	.001
Canceled or expired	-	-
Addition due to ratchet trigger	-	-
Outstanding at August 31, 2017	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at August 31, 2018	1,200,000	$1.00
Exercisable at August 31, 2018	600,000	1.00
Intrinsic value at August 31, 2018	$-

6. RELATED PARTY ASSET PURCHASE AGREEMENT

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

On September 6, 2017, Barry Tenzer resigned as President and Chief Executive Officer of the Company. In connection with the resignation of Mr. Tenzer his stock issued pursuant to his employment agreement was returned to the Company.

On May 22, 2017, the Board of Directors of the Company appointed Marc Yahr as President and Chief Executive Officer of the Company and as a member of the Company’s Board.

On May 22, 2017, the Company entered into an employment agreement with Mr. Yahr pursuant to which Mr. Yahr would serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on August 31, 2017.

8. INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $601,979 and $733,911 against its net deferred taxes is necessary as of August 31, 2018 and 2017, respectively.

At August 31, 2018 and August 31, 2017, respectively, the Company had $2,844,565 and $2,097,117, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2017.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended August 31, 2018, 2017, 2016, 2015, and 2014 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended August 31:

	2018	2017

Federal statutory taxes	(35.00)%	(35.00)%
Change in tax rate estimate	14.00%	-
Change in valuation allowance	21.00%	35.00%
	-%	-%

The valuation allowance for deferred tax assets as of August 31, 2018 and 2017 was $601,978 and $733,991 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2018 and 2017 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31:

	2018	2017
Federal statutory tax Reconciliation rate	(21.0)%	(35.0)%
Permanent difference and other	-	-

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31st:

	2018	2017
Deferred tax assets:
Net operating loss	597,359	734,291
Valuation allowance	(597,359)	(734,291)
Total deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended August 31, 2018 and 2017 is set forth below:

	2018	2017

Net loss	(2,663,345)	(2,337,824)
Non-deductible expenses and other	1,441,043	2,212,472
Effect due to decrease in tax rates	1,359,234	-
Change in valuation allowance	(136,932)	(125,352)
Benefit from income taxes	$-	$-

9. RELATED PARTY TRANSACTIONS

On May 17, 2016, the Company issued to Lyle Hauser, who was then the Company’s largest shareholder, a 7% unsecured promissory note in the amount of $10,000 which matured six months from the date of issuance. The note has matured and remains unpaid at August 31, 2017.

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

On October 27, 2016 the Company issued a significant shareholder 7% unsecured promissory notes totaling $10,000 which matures six months from the date of issuance. The notes has matured and remains unpaid at August 31, 2017.

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

During the year ended August 31, 2018 sales to a customer, who is the spouse of one of the Company’s significant shareholders, amounted to $3,975.

10. COMMITMENTS AND CONTINGENCIES

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

On March 20, 2018 the Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share.   As of May 31, 2018 Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash and or warrants to purchase shares of common stock of the Company

On April 16, 2108 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $.30, and if the Consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis.

11. SUBSEQUENT EVENTS

Between September 1, 2018 and December 14, 2018 the Company sold a total of 2,300,000 shares of common stock for proceeds of $135,000.

On October 13, 2018 the Company issued 1,000,000 shares of common stock for a sponsorship.

Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company, except as a member of the board of directors. On November 25, 2018 Mr. Yahr resigned as his position as a member board of directors. On November 6, 2018 Mr. Yahr returned 16,000,000 shares of common stock to the treasury.

Effective October 30, 2018, the Board of Directors of the Company appointed Niquana Noel as President and Chief Executive Officer of the Company.

Effective October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 13a-15 under the as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

●	Our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2018 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Niquana Noel serves as our chief executive officer, president, chief financial officer, and sole director.

Ms. Noel, 37, has served as the Company’s president, chief executive officer and chief financial officer since October 30, 2018, and as our director since November 25, 2018. Ms. Noel also previously served as operations manager at the Company. Ms. Noel is a proven entrepreneurial executive with expertise in operations, finance and accounting, SEC reporting and compliance, staffing, marketing and corporate governance. Ms. Noel has spent nearly two decades working with privately-held and publicly-traded micro and small cap companies. Since 2008, Ms. Noel has been a key member of the leadership team at Hash Labs Inc. (formerly MedeFile International, Inc.), and has served as its chief operating officer since May 2018 and as a director of Hash Labs Inc. since August 2013. Ms. Noel served as chief executive officer and president of Hash Labs Inc. from January 2014 to May 2018. Prior to serving in that capacity, Ms. Noel served as operations manager of Hash Labs Inc. from 2008. Early in Ms. Noel’s career while working for a serial entrepreneur, she was charged with overseeing daily business operations for interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida; to the ownership and operation of exotic, high performance auto dealerships and auto accessory businesses in south Florida.

Terms of Office

Our directors are appointed for one year terms in accordance with our charter documents and hold office until the earlier of (i) the next annual meeting of our shareholders, (ii) until they are removed from the board or (iii) until they resign.

Family Relationships

None.

Involvement in Certain Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2018 have been complied with on a timely basis.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

Board Leadership Structure and Role on Risk Oversight

Niquana Noel is presently the only board member.

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The board focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach. Ms. Noel’s operational experience qualifies her to serve on our board of directors.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Bespoke Extracts, Inc., 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida, 33160, Attention: Corporate Secretary.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.BespokeExtracts.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation to our chief executive officer during the years ended August 31, 2018 and August 31, 2017. No other officer received compensation of more than $100,000 during such periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Yahr	2018	0	--	--	--	--	--	--	0
Former CEO, President (1)	2017	21,000	--	--	--	--	--	--	21,000

Barry Tenzer Former CEO and	2018	--	--	--	--	--	--	--	--
President (2)	2017	63,000	--	--	--	--	--	--	63,000

(1) Mr. Yahr resigned as president and chief executive officer of the Company on October 30, 2018.

(2) Mr. Tenzer resigned as president and chief executive officer of the Company on May 22, 2017.

Employment Agreements

Effective October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s chief executive officer and president. Ms. Noel will serve as president and chief executive officer of the Company for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s salary is $96,000 per year and she received warrants to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel has exercised the warrants and has been issued the shares. The shares will be required to be returned to the Issuer as follows:

●	Ms. Noel will return 80% of the shares to the Issuer if she is not serving as chief executive officer of the Issuer pursuant to her employment agreement as of October 30, 2019 (the first anniversary of the employment agreement);

●	Ms. Noel will return 60% of the shares to the Issuer if she is not serving as chief executive officer of the Issuer pursuant to her employment agreement as of October 30, 2020 (the second anniversary of the employment agreement);

●	Ms. Noel will return 40% of the shares to the Issuer if she is not serving as chief executive officer of the Issuer pursuant to her employment agreement as of October 30, 2021 (the third anniversary of the employment agreement); and

●	Ms. Noel will return 20% of the shares to the Issuer if she is not serving as chief executive officer of the Issuer pursuant to her employment agreement as of October 30, 2022 (the fourth anniversary of the employment agreement).

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended August 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 14, 2018 we had 50,203,907 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida 33160. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of December 12, 2018. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Executive Officers and Directors:
Niquana Noel	20,000,000	39.8%
Officers and Directors as a group (1 person):	20,000,000	39.8%
5% Holders:
McGlothlin Holdings, Ltd. (1)	5,222,667	10.1%
Marc Yahr (2)	4,000,000	8.0%

(1)	Includes 660,000 shares issuable upon conversion of a debenture and 1,000,000 shares issuable upon exercise of warrants. McGlothlin Holdings, Ltd.’s address is PO Box 590, Luling, Texas, 78649, and its control person is Stan McGlothlin.
(2)	The address of Marc Yahr is 1005 Kane Concourse Ste 207-1, Bay Harbour Islands FL 33154-2117.

Equity Compensation Plan Information.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

On May 17, 2016, the Company issued to The Vantage Group Ltd. (“Vantage”), an entity owned by Lyle Hauser, who was then a greater than 5% stockholder, a 7% promissory note in the amount of $10,000 which had an original maturity of six months from the date of issuance. On August 15, 2016, the Company issued to Vantage a 7% promissory note in the amount of $16,000 which had an original maturity of six months from the date of issuance. On October 27, 2016, the Company issued to Vantage a 7% promissory note in the amount of $10,000 which had an original maturity date of six months from the date of issuance. On November 14, 2016, the Company issued to Vantage a 7% promissory note in the amount of $80,000 which had an original maturity date of six months from the date of issuance. On March 31, 2017, the Company issued to Vantage a 7% promissory note in the amount of $7,000 which had an original maturity date of six months from the date of issuance. On April 17, 2017 the notes were amended to be convertible into common stock and to mature on April 18, 2018, with a conversion price of $0.008.

On February 17, 2017, the Company issued to Vantage, a 7% promissory note in the amount of $30,000 which matured six months from the date of issuance. This note has been repaid.

On April 11, 2017, the Company executed a $540,000 convertible debenture with an original issue discount of $180,000 issued to McGlothlin Holdings, Ltd. (“McGlothlin”), a greater than 5% stockholder of the Company. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares and 900,000 warrants. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. This debenture remains outstanding.

On September 18, 2017, the Company issued a $180,000 convertible debenture with an original issue discount of $60,000 to Alneil Associates, which was then a greater than 5% stockholder. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock.

On December 13, 2017, the Company executed a $120,000 convertible debenture issued to McGlothlin with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year. The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture, the Company issued to McGlothinlin an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. This debenture is outstanding.

During the year ended August 31, 2018, the Company had sales of $3,975 to the spouse of Stan McGlothin, who is the owner of McGlothlin, a greater than 5% stockholder of the Company

Director Independence.

Niquana Noel is our sole director and does not qualify as an independent director under the Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in the fiscal years ended August 31, 2018 and 2017.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2018	$23,500	$-	$-	$-
2017	$16,000	$-	$-	$-

The board of directors serves as the audit committee of the Company. The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of MaloneBailey LLP in providing services to us for the fiscal year ended August 31, 2018 and has concluded that such services are compatible with MaloneBailey LLP’s independence as the Company’s  independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
10.1	Asset Purchase Agreement, dated March 9, 2018, between the Company and VMI Acquisitions, LLC (incorporated by reference to 8-K filed March 14, 2018)
10.2	Securities Purchase Agreement, dated March 5, 2018 between the Company and Purchaser named therein (incorporated by reference to 8-K filed March 8, 2018)
14.1	Code of Ethics*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: December 14, 2018	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	Chief Executive Officer, Chief Financial Officer and Director	December 14, 2018
Niquana Noel	(principal executive, financial and accounting officer)

