Form 10-Q
period 2018-11-30
Bespoke Extracts, Inc.
filed 2019-01-23
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 23, 2019, there were 50,203,907 shares outstanding of the registrant’s common stock.

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

Unaudited

	November 30,	August 31,
	2018	2018
Assets
Current assets
Cash	$114,234	$79,784
Accounts receivable	3,954	2,004
Prepaid expense	32,334	30,976
Inventory	48,436	61,857
Total current assets	198,958	174,621

Domain names, net of amortization of $5,855 and $5,019	44,330	45,166
Total assets	$243,288	$219,787

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$133,386	$105,424
Convertible notes - related parties, net of unamortized discounts $232,114 and $199,300, respectively	607,886	460,700
Note payable - related party	50	50
Total current liabilities	741,322	566,174

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $0 and $98,847	-	81,153
Total non-current liabilities	-	81,153
Total liabilities	741,322	647,327

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 49,902,712 and 42,902,712 shares issued and outstanding as of November 30, 2018 and August 31, 2018, respectively	49,903	42,903
Additional paid-in capital	12,238,907	16,246,201
Common stock payable	76,000	-
Accumulated deficit	(12,862,844)	(16,716,644)
Total stockholders’ deficit	(498,034)	(427,540)
Total liabilities and stockholders’ deficit	$243,288	$219,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

Unaudited

	For the three months ended
	November 30,	November 30,
	2018	2017

Sales	$41,431	$-
Total Sales	41,431	-

Cost of products sold	11,608	-
Gross Profit	29,823	-

Operating expenses:
Selling, general and administrative (income) expenses	(4,078,341)	934,745
Payroll expense	-	19,371
Professional fees	37,995	23,963
Consulting	55,500	54,585
Amortization expense	836	836
Total operating (income) expenses	(3,984,010)	1,033,500

Income /(loss) from operations	4,013,833	(1,033,500)

Other expense
Make good common share expense	(76,000)	-
Interest expense	(84,033)	(103,546)
Total other expense	(160,033)	(103,546)

Loss before income tax	3,853,800	(1,137,046)
Provision for income tax	-	-
Net Income / (Loss)	$3,853,800	$(1,137,046)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	46,257,657	28,542,156

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$0.08	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

Unaudited

	For the three months ended
	November 30,	November 30,
	2018	2017
Cash flows from operating activities
Net Income / (Loss)	$3,853,800	$(1,137,046)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization expense	836	836
Amortization of debt discounts	66,033	119,946
Gain on forfeited unvested employee share-based award, net of $1,600 cash paid	(2,440,768)	-
Option and warrant (gain)/expense	(1,801,526)	935,629
Make good common share expense	76,000	-
Common stock issued for donation of sponsorship	120,000	-
Changes in operating assets and liabilities
Accounts receivable	(1,950)	-
Inventory	13,421	-
Prepaid expense	(1,358)	(100,221)
Accounts payable and accrued liabilities	27,962	19,952
Accounts payable - related party	-	28,075
Net Cash used in operating activities	(87,550)	(132,829)

Cash flow from financing activities
Borrowings on related party convertible debt	-	120,000
Proceeds from exercise of warrants	2,000	-
Sale of common stock	120,000	-
Sale of common stock and warrants	-	60,300
Net cash provided by financing activities	122,000	180,300

Net increase in cash and cash equivalents	34,450	47,471
Cash and cash equivalents at beginning of period	79,784	87,172
Cash and cash equivalents at end of period	$114,234	$134,643

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$123000
Stock issued for conversion of debt - related party	$-	$22,800
Stock issued with related party debt	$-	$51,503
Warrants issued with related party debt	$-	$16,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statement of Stockholders’ Deficit

For the period from August 31, 2018 through November 30, 2018

Unaudited

	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
August 31, 2018	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	2,000,000	2,000	118,000		-	120,000

Return of common stock upon forfeiture of unvested employee share-based award, net of cash paid of $1,600	-	-	(16,000,000)	(16,000)	(2,424,768)		-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	20,000,000	20,000	(18,000)		-	2,000

Common stock issued for donation of sponsorship	-	-	1,000,000	1,000	119,000		-	120,000

Stock option and warrant expense	-	-	-	-	(1,801,526)		-	(1,801,526)

Make good common share expense	-	-	-	-	-	76,000	-	76,000

Net income	-	-	-	-	-		3,853,800	3,853,800

November 30, 2018	-	$-	49,902,712	$49,903	$12,238,907	$76,000	$(12,862,844)	$(498,034)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc, a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2018. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of November 30, 2018, and the results of operations and cash flows for the three months ended November 30, 2018 and 2017. The results of operations for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has a working capital deficit as of November 30, 2018 and negative cash flows from operations for the three months ended November 30, 2018. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of November 30, 2018 and August 31, 2018, inventory amounted to $48,436 and $61,857, respectively, which consisted of finished goods.

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

Net Income / Loss per Share

Basic income / loss per share amounts are computed based on net income / loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  Outstanding options, warrants and convertible debt were excluded from the calculation of diluted income / loss per share during 2018 and 2017 because their inclusion would have been anti-dilutive.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three months ended November 30, 2018 and 2017 amortization expense amounted to $836 and $836, respectively. The domain names are being amortized over a 15 year period.

3. NOTE PAYABLE – RELATED PARTY

On April 27, 2016, the Company issued its CEO a 7% unsecured promissory note in the amount of $2,500 which matured six months from the date of issuance. On July 5, 2016, the Company issued its CEO a 7% unsecured note in the amount of $3,000 which matured six months from date of issuance. On November 17, 2016, the Company repaid the principal amount of the notes, or $5,500.

The changes in notes payable to these related parties consisted of the following during the three months ended November 30, 2018 and the year ended August 31, 2018.

	November 30, 2018	August 31, 2018
Notes payable – related party at beginning of period	$50	$50
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	-	-
Note payable – related party at end of period	$50	$50

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

The changes in notes payable to these related parties consisted of the following during the three months ended November 30, 2018 and the year ended August 31, 2018.

	November 30, 2018	August 31, 2018
Notes payable – related party at beginning of period	$-	$153,000
Payments on notes payable – related party	-	(30,000)
Conversion	-	(80,000)
Exchange for purchase of Company assets	-	(43,000)
Note payables – related party at end of period	$-	$-

4. CONVERTIBLE DEBENTURE – RELATED PARTY

On April 11, 2017, the Company executed a $540,000 related party convertible debenture with an original issue discount of $180,000. The note has a 0% interest rate and a term of two years. If the note is not paid in full on the due date, the note will have a 0% interest rate until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $43,355 was recognized during the three months ended November 30, 2018.  The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender is entitled to receive greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of November 30, 2018 and August 31, 2018 the Company has accrued $40,015 and $34,015, respectively.

	November 30, 2018	August 31, 2018
Related Party Convertible debenture	$540,000	$540,000
Unamortized discount	(141,009)	(184,364)
Related Party Convertible debenture, net of unamortized discount	$398,991	$355,636

On August 28, 2017, the Company executed, with a related party, an $180,000 convertible debenture with an original issue discount of $60,000. The note has a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $16,062 was recognized during the three months ended November 30, 2018.  The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of November 30, 2018 and August 31, 2018 the Company has accrued $31,000 and $25,000, respectively.

	November 30, 2018	August 31, 2018
Related Party Convertible debenture	$180,000	$180,000
Unamortized discount	(82,785)	(98,847)
Related Party Convertible debenture, net of unamortized discount	$97,215	$81,153

On December 13, 2017, the Company executed a $120,000 convertible debenture with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year. In connection with the note, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $6,616 was recognized during the three months ended November 30, 2018.  The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender is entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of November 30, 2018 and August 31, 2018 the Company has accrued $26,000 and $20,000, respectively.

	November 30, 2018	August 31, 2018
Related Party Convertible debenture	$120,000	$120,000
Unamortized discount	(8,320)	(14,936)
Related Party Convertible debenture, net of unamortized discount	$111,680	$105,064

5. EQUITY

Common Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Series A Convertible Preferred stock with a par value of $0.001.

Between September 1, 2018 and November 30, 2018 the Company sold a total of 2,000,000 shares of common stock for proceeds of $120,000.

On October 13, 2018 the Company issued 1,000,000 shares of common stock for a sponsorship donation valued at $120,000.

Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company, except as a member of the board of directors. On November 25, 2018 Mr. Yahr resigned as a member of the Company’s board of directors. On November 6, 2018, 16,000,000 shares of common stock were returned to the Company for which the Company paid $1,600 to Marc Yahr. This forfeiture was in accordance with the terms of this May 22, 2017 employee share based award and the forfeiture resulted in a gain of $2,440,768 (net of the $1,600 cash paid) representing a reversal of the previously recognized expense for the unvested portion of this freighted award.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant for $2,000 and was issued the 20,000,000 shares on October 31, 2018. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of November 30, 2018 the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

Warrants

During the year ended August 31, 2018, warrant activity included the following:

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company. As of November 30, 2018, $0 remains to be expensed over the remaining vesting period.

On January 22, 2018, the Company entered into a sales representation agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The warrants shall be exercisable at any time on or after the six (6) month anniversary of each issuance date, at his election, in whole or in part, by means of a cashless exercise. During the three months ended November 30, 2018 the Company recognized a gain of $(31,864) due to a remeasurement of this nonemployee award.

On February 1, 2018, the Company entered into a consulting agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. During the three months ended November 30, 2018 the Company recognized a gain of $(57,703) due to a remeasurement of this nonemployee award.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three months ended November 30, 2018 the Company recognized a gain of $(1,281,412) due to a remeasurement of this nonemployee award.

On April 16, 2018 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exercised on a cashless basis. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month (an aggregate of 720,000 warrants) to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis.  During the three months ended November 30, 2018 the Company recognized a gain of $(115,843) due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $54,128 was recognized during the three months ended November 30, 2018. Unamortized expense at November 30, 2018 is $2,544,011. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur.

Ms. Noel shall return 80% of the common stock to the Company if she is not serving as Chief Executive Officer of the Company pursuant to the terms and conditions of her employment agreement as of October 2019 (the first anniversary of the employment agreement);

Ms. Noel shall return 60% of the common stock to the Company if she is not serving as the Chief Executive Officer of the Company pursuant to the terms and conditions of the employment agreement as of the second anniversary of the employment agreement (October, 2020);

Ms. Noel shall return 40% of the common stock to the Company if she is not serving as Chief Executive Officer of the Company pursuant to the terms and conditions of the employment agreement as of the third anniversary of the employment agreement (October 2021);

Ms. Noel shall return 20% of the Common Stock to the Company if she is not serving as the Chief Executive Officer of the Company pursuant to the terms and conditions of the Employment Agreement as of the fourth anniversary of the employment agreement (October, 2022);

The following table summarizes the warrant activities during the three months ended November 30, 2018 and the year ended August 31, 2018, respectively:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2018	2,830,000	$0.79
Granted	20,660,000	0.02
Canceled or expired	-	-
Exercised	(20,000,000)	0.00
Outstanding at November 30, 2018	3,490,000	$0.74
Exercisable at November 30, 2018	2,220,000	$0.86
Intrinsic value at November 30, 2018 and August 31, 2018	$-	$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the three months ended November 30, 2018
Risk-free interest rate at grant date	1.11% -2.84%
Expected stock price volatility	159% - 263%
Expected dividend payout	-
Expected option in life-years	1 - 6.3 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options are immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 shares were exercised. During the three months ended November 30, 2018 the Company recognized a gain of $(368,831).

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2018	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at November 30, 2018	1,200,000	$1.00
Exercisable at November 30, 2018	600,000	1.00
Intrinsic value at November 30, 2018 and August 31, 2018	$-	$-

6. COMMITMENTS AND CONTINGENCIES

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

On February 1, 2018 the Company entered into a consulting agreement with Optimal Setup LLC for a term of one year to advise the Company on search engine optimization and digital marketing. Optimal Setup LLC shall receive monthly for services performed $2,500 and 10,000 warrants for common stock exercisable for cash price of $0.40. Warrants may be exercised after six month anniversary date. The warrants were granted on February 22, 2018.

On March 2, 2018 the Company entered into a two year management agreement with Global Corporate Management, LLC (“GCM”). Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance). The Company shall pay to GCM a commission equal to 10% of all sales every month. The commission will be paid only for the sales which have closed and cash has been paid to the Company. As of November 30, 2018 GCM has not earned any commissions.

On March 20, 2018 the Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company agreed to issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $0.30 per share. As of November 30, 2018 Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash or warrants to purchase shares of common stock of the Company at a purchase price of $0.30 per share, exercisable 6 months after issuance. The commission will be paid on net sales from protected accounts and the consultant will be issued warrants on net invoices that are paid in full and money is received.

On April 16, 2108 the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis.

In May 2018 the Company entered into an agreement with Seidman Food Brokerage Inc., pursuant to which the Company appointed Seidman Food Brokerage, Inc. as its non-exclusive regional sales and marketing representative for the company’s product line for 12 months. The broker will be paid a monthly commission equal to the greater of (1) 5% of collected sales for all invoices generated for CBD products available from their product line for human consumption for a particular month or (2) solely with respect to the first six months of the term of the agreement. As of November 30, 2018 Seidman Food Brokerage, Inc. has not earned any commissions.

Pursuant to a securities purchase agreement dated March 5, 2018, in the event that, in the six month period commencing on the closing date of such purchase agreement, the Company were to sell common stock at a price lower than $0.10 per share (or common stock equivalents with a conversion or exercise price lower than $0.10 per share (each as adjusted for stock splits, stock dividends, and similar transactions, the “Subsequent Financing Price”), the Company was required to promptly issue additional shares of common stock to the purchaser for no additional consideration, such that the total number of shares of common stock received by the purchaser under the Agreement would be equal to the total purchase price of $300,000 divided by such lower subsequent financing price. The Company also agreed that it would not pay total cash compensation of more than $100,000 to any director, officer or employee of the Company for a period of 12 months from the closing date.

Pursuant to a securities purchase agreement dated March 21, 2018, in the event that, in the six month period commencing on the closing date of such purchase agreement, the Company were to sell common stock at a price lower than $0.10 per share (or common stock equivalents with a conversion or exercise price lower than $0.10 per share (each as adjusted for stock splits, stock dividends, and similar transactions), the Company was required to promptly issue additional shares of common stock to the purchaser for no additional consideration, such that the total number of shares of common stock received by the purchaser under the Agreement would be equal to the total purchase price of $50,000 divided by such lower subsequent financing price. The Company also agreed that it would not pay total cash compensation of more than $100,000 to any director, officer or employee of the Company for a period of 12 months from the closing date.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. The Company also agreed that it would not pay total cash compensation of more than $100,000 to any director, officer, or employee of the Company for a period of 12 months from the closing date. As of November 30, 2018 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

7. SUBSEQUENT EVENTS

In December 2018 the Company sold a total of 300,000 shares of common stock for proceeds of $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED November 30, 2018 AND NOVEMBER 30, 2017.

Sales

Sales during the three months ended November 30, 2018 were $41,431 compared to $0 for the three month ended November 30, 2017. In mid-2018 the Company began selling and shipping its CBD products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended November 30, 2018 and November 30, 2017 totaled $(4,078,341) and $934,745, respectively. Stock based compensation which is primarily comprised of the expense for warrants issued to our former and current President and Chief Executive Officer, was included in selling, general and administrative, and totaled $(4,240,694) which was a result of a significant decrease in share price and $935,629, respectively for the three months ended November 30, 2018 and 2017. Payroll expense amounted to $0 and $19,371 respectively for the three months ended November 30, 2018 and 2017, during the three months ended November 30, 2018 Ms. Noel’s compensation was recorded as consulting expense. The reduction in expense was due to a reduction in full time employees. Professional fees amounted to $37,995 and $23,963 respectively for the three months ended November 30, 2018 and 2017. The increase in expenses was due to increased legal and professional fees. Consulting amounted to $55,000 and $54,585 respectively for the three months ended November 30, 2018 and 2017. The increase was primarily due to branding and marketing performed by consultants hired during the three months ended November 30, 2018. Amortization expense for the three months ended November 30, 2018 and 2017 was $836 and $836 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Make good common stock expense

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of November 30, 2018 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

Interest Expense

Interest expense on promissory notes for the three months ended November 30, 2018 and 2017, was $84,033 and $103,546, respectively. The decrease in interest expense was due to the reduction in amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Loss

For the reasons stated above, our net income for three months ended November 30, 2018 totaled $3,853,800 or $0.08 per share, compared to a net loss for the three months ended November 30, 2017 of $1,137,046 or ($0.04) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2018, we had cash and cash equivalents of $114,234. Net cash used in operating activities for the three months ended November 30, 2018 was $87,550. Our current liabilities as of November 30, 2018 totaled $741,322 consisting of accounts payable and accrued liabilities of $133,386, and convertible note payables-net, unamortized discounts of $607,886.

During the three months ended November 30, 2018 the Company raised $120,000 from the sale of common stock compared to $60,300 for the three months ended November 30, 2018. During the three months ended November 30, 2017 the Company entered into an agreement with a related party for $120,000 of convertible loans.

The accompanying unaudited consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has a working capital deficit as of November 30, 2018 and negative cash flows from operations for the three months ended November 30, 2018.  These conditions raise substantial doubt about our ability to continue as a going concern.

We have not generated positive cash flows from operating activities. Our primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees and general and administrative costs. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our management has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

●	Our chief executive officer also functions as our chief financial officer. As a result, our officer may not be able to identify errors and irregularities in the financial statements and reports;

●

We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties; and

● ●	Documentation of all proper accounting procedures is not yet complete. The board of directors has not established an Audit Committee.

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

Item 1. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2018, the Company issued 300,000 shares of common stock to an accredited investor for an aggregate purchase price of $15,000.

In connection with the foregoing, the Company relied up on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default on a convertible debenture that matured in December 2018. The amount due as of the date of the filing of this report is $120,000.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: January 23, 2019	By:	/s/ Niquana Noel
Niquana Noel Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)