Form 10-Q
period 2019-02-28
Bespoke Extracts, Inc.
filed 2019-05-01
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

or

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

As of April 30, 2019, there were 76,670,574 shares outstanding of the registrant’s common stock.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

Unaudited

	February 28,	August 31,
	2019	2018
Assets
Current assets
Cash	$110,103	$79,784
Accounts receivable	6,013	2,004
Prepaid expense	27,564	30,976
Inventory	54,184	61,857
Total current assets	197,864	174,621

Domain names, net of amortization of $6,691 and $5,019	43,494	45,166
Total assets	$241,358	$219,787

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$178,916	$105,424
Convertible notes - related parties, net of unamortized discounts $107,985 and $199,300, respectively	732,015	460,700
Note payable - related party	50	50
Total current liabilities	910,981	566,174

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $0 and $98,847	-	81,153
Total non-current liabilities	-	81,153
Total liabilities	910,981	647,327

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized;56,869,379 and 42,902,712 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	56,870	42,903
Additional paid-in capital	12,568,886	16,246,201
Common stock payable	76,000
Accumulated deficit	(13,371,379)	(16,716,644)
Total stockholders’ deficit	(669,623)	(427,540)
Total liabilities and stockholders’ deficit	$241,358	$219,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

Unaudited

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Sales	$12,509	$-	$53,940	$-
Total Sales	12,509	-	53,940	-

Cost of products sold	4,280	-	15,888	-
Gross Profit	8,229		38,052	-

Operating expenses:
Selling, general and administrative expenses	239,560	1,604,256	(3,838,781)	2,539,001
Payroll expense	-	1,743	-	21,114
Professional fees	68,488	27,677	106,483	51,640
Consulting	59,000	22,415	114,500	77,000
Promotion	-	20,365	-	20,365
Amortization expense	837	796	1,673	1,632
Total operating expenses	367,885	1,677,252	(3,616,125)	2,710,752

Loss from operations	(359,656)	(1,677,252)	3,654,177	(2,710,752)

Other expense
Make good common share expense	-	-	(76,000)	-
Interest expense	(148,879)	(83,124)	(232,912)	(186,670)
Total other expense	(148,879)	(83,124)	(308,912)	(186,670)

Loss before income tax	(508,535)	(1,760,376)	3,345,265	(2,897,422)
Provision for income tax	-	-	-	-
Net Income / (Loss)	$(508,535)	$(1,760,376)	$3,345,265	$(2,897,422)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	52,132,342	32,540,490	48,551,147	30,550,613

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.01)	$(0.05)	$0.07	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

Unaudited

	For the six months ended
	February 28,	February 28,
	2019	2018
Cash flows from operating activities
Net Income / (Loss)	$3,345,265	$(2,897,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization expense	1,672	1,673
Amortization of debt discounts	190,162	200,521
Gain on forfeited unvested employee stock award (net of cash paid of $1,600)	(2,440,768)	-
Option and warrant (gain)/expense	(1,629,580)	579,419
Common stock issued for services	120,000	1,855,043
Make good common share expense	76,000
Changes in operating assets and liabilities
Accounts receivable	(4,009)	-
Inventory	7,673	(69,522)
Prepaid expense	3,412	19,952
Accounts payable and accrued liabilities	73,492	(1,794)
Deposit for future assets sales from related party	-	82,750
Net Cash used in operating activities	(256,681)	(229,380)

Cash flow from financing activities
Borrowings on related party convertible debt	-	220,000
Proceeds from exercise of warrants	2,000	-
Sale of common stock	285,000	-
Sale of common stock and warrants	-	60,300
Net cash provided by financing activities	287,000	280,300

Net increase in cash and cash equivalents	30,319	50,920
Cash and cash equivalents at beginning of period	79,784	87,172
Cash and cash equivalents at end of period	$110,103	$138,092

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$123,000
Stock issued for conversion of debt - related party	$-	$35,200
Stock issued with related party debt	$-	$51,503
Warrants issued with related party debt	$-	$16,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the period from August 31, 2017 through February 28, 2018 and August 31, 2018 through February 28, 2019

Unaudited

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

August 31, 2017	-	$-	26,822,712	$26,823	$8,808,161	-	$(9,107,086)	$(272,102)

Beneficial conversion on debt	-	-	-	-	123,000	-	-	123,000

Sale of common stock	-	-	900,000	900	59,400	-	-	60,300

Common stock issued for conversion of debt	-	-	2,850,000	2,850	19,950	-	-	22,800

Common stock issued with debt	-	-	900,000	900	50,603	-	-	51,503
				.
Option expense	-	-	-	-	21,585	-	-	21,585

Stock based compensation	-	-	-	-	914,044	-	-	914,044

Warrants issued with debt	-	-	-	-	16,996	-	-	16,996
Net loss for the three months ended November 30, 2017	-	-	-	-	-	-	(1,137,046)	(1,137,046)

Balance November 30, 2017	-	-	31,472,712	31,473	10,013,739	-	(10,244,132)	(198,920)

Stock based compensation	-	-	-	-	919,414	-	-	919,414

Option expense	-	-	-	-	579,419	-	-	579,419

Common stock issued with debt	-	-	1,550,000	1,550	10,850	-	-	12,400

Net loss for the three months ended February 28, 2018	-	-	-	-	-	-	(1,760,376)	(1,760,376)

Balance February 28, 2018	-	-	33,022,712	$33,023	$11,523,422	$-	$(12,004,508)	$(448,063)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
August 31, 2018	-	$-	42,902,712	$42,903	$16,246,201	-	$(16,716,644)	$(427,540)

Sale of common stock		-	2,000,000	2,000	118,000	-	-	120,000

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	1,000,000	1,000	119,000	-	-	120,000

Option and warrant gain	-	-	-	-	(1,801,526)	-	-	(1,801,526)

Make good common share expense	-	-	-	-	-	76,000		76,000

Net income for the three months ended November 30, 2018	-	-	-	-	-	-	3,853,800	3,853,800
Balance November 30, 2018	-	-	49,902,712	49,903	12,238,907	76,000	(12,862,844)	(498,034)

Sale of common stock		-	6,966,667	6,967	158,033	-	-	165,000

Option and warrant expense		-	-	-	171,946	-	-	171,946

Net loss for the three months ended February 28, 2019	-	-	-	-	-	-	(508,535)	(508,535)

Balance February 28, 2019	-	-	56,869,379	$56,870	$12,568,886	$76,000	$(13,371,379)	$(669,623)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bespoke Extracts, Inc, a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2018. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of February 28, 2019, and the results of operations and cash flows for the three and six months ended February 28, 2019 and 2018. The results of operations for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has a working capital deficit as of February 28, 2019 and negative cash flows from operations for the six months ended February 28, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of February 28, 2019 and August 31, 2018, inventory amounted to $54,184 and $61,857, respectively, which consisted of finished goods.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying unaudited consolidated financial statements.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three and six months ended February 28, 2019 and 2018 amortization expense amounted to $837, $796, $1,673 and $1,632, respectively. The domain names are being amortized over a 15 year period.

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

The changes in notes payable to these related parties consisted of the following during the three months ended February 28, 2019 and the year ended August 31, 2018.

	February 28, 2019	August 31, 2018
Notes payable – related party at beginning of period	$50	$50
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	-	-
Note payable – related party at end of period	$50	$50

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

On April 17, 2017 the preceding notes issued to Vantage were amended to be convertible into common stock and to mature on April 18, 2018. The convertible notes had a fixed conversion price of $0.008. The amendments to the notes created a beneficial conversion feature of $123,000 and amortization of the discount of $123,000 during the year ended August 31, 2018. The Company issued a total of 10,050,000 shares of common stock to convert $80,000 principal and $400 of accrued interest into common stock and the remaining $43,000 was exchanged with an additional $2,000 of accrued interest to purchase assets of the Company.

The changes in notes payable to these related parties consisted of the following during the six months ended February 28, 2019 and the year ended August 31, 2018.

	February 28, 2019	August 31, 2018
Notes payable – related party at beginning of period	$-	$153,000
Payments on notes payable – related party	-	(30,000)
Conversion	-	(80,000)
Exchange for purchase of Company assets	-	(43,000)
Note payables – related party at end of period	$-	$-

4. CONVERTIBLE DEBENTURE – RELATED PARTY

On April 11, 2017, the Company executed a $540,000 related party convertible debenture with an original issue discount of $180,000. The note had a 0% interest rate and a term of two years, and provided that, if it were not paid in full on the due date, the note would have a 0% interest rate until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $99,776 and $143,132 was recognized during the three and six months ended February 28, 2019.  The conversion price of the outstanding balance is the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender was entitled to receive greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of February 28, 2019 and August 31, 2018 the Company has accrued $48,265 and $34,015, respectively. This note has been exchanged for shares of common stock of the Company. See Note 7.

	February 28, 2019	August 31, 2018
Related Party Convertible debenture	$540,000	$540,000
Unamortized discount	(41,232)	(184,364)
Related Party Convertible debenture, net of unamortized discount	$498,768	$355,636

On August 28, 2017, the Company executed, with a related party, an $180,000 convertible debenture with an original issue discount of $60,000. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $16,032 and $32,094 was recognized during the three and six months ended February 28, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of February 28, 2019 and August 31, 2018 the Company has accrued $39,250 and $25,000, respectively. This note has been exchanged for shares of common stock of the Company. See Note 7.

	February 28, 2019	August 31, 2018
Related Party Convertible debenture	$180,000	$180,000
Unamortized discount	(66,753)	(98,847)
Related Party Convertible debenture, net of unamortized discount	$113,247	$81,153

On December 13, 2017, the Company executed a $120,000 convertible debenture with an original issue discount of $20,000. The debenture had a 0% interest rate and a term of one year. In connection with the note, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $8,320 and $14,936 was recognized during the three and six months ended February 28, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of February 28, 2019 and August 31, 2018 the Company has accrued $34,250 and $20,000, respectively. This note has been exchanged for shares of common stock of the Company. See Note 7.

	February 28, 2019	August 31, 2018
Related Party Convertible debenture	$120,000	$120,000
Unamortized discount	-	(14,936)
Related Party Convertible debenture, net of unamortized discount	$120,000	$105,064

5. EQUITY

Common Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Series A Convertible Preferred stock with a par value of $0.001.

Between September 1, 2018 and February 28, 2019 the Company sold a total of 8,966,667 shares of common stock for proceeds of $285,000.

On October 13, 2018 the Company issued 1,000,000 shares of common stock for a sponsorship donation valued at $120,000.

Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company, except as a member of the board of directors. On November 25, 2018 Mr. Yahr resigned as a member of the Company’s board of directors. On November 6, 2018, 16,000,000 shares of common stock were returned to the Company by Mr. Yahr for which the Company paid $1,600 to Marc Yahr. This forfeiture was in accordance with the terms of this May 22, 2017 employee share based award and the forfeiture resulted in a gain of $2,440,768 (net of the $1,600 cash paid) representing a reversal of the previously recognized expense for the unvested portion of this freighted award.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of February 28, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

Warrants

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company. As of February 28, 2019, $0 remains to be expensed over the remaining vesting period.

On January 22, 2018, the Company entered into a sales representation agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The warrants shall be exercisable at any time on or after the six (6) month anniversary of each issuance date, at his election, in whole or in part, by means of a cashless exercise. During the three and six months ended February 28, 2019 the Company recognized a gain of ($197) and $(32,061), respectively due to a remeasurement of this nonemployee award.

On February 22, 2018, the Company entered into a consulting agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. During the three and six months ended February 28, 2019 the Company recognized a gain / (expense) of $321 and $(57,382), respectively due to a remeasurement of this nonemployee award.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three and six months ended February 28, 2019 the Company recognized a (gain) / expense of $(8,363) and $(1,273,049), respectively due to a remeasurement of this nonemployee award.

On April 16, 2018 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exercised on a cashless basis. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month (an aggregate of 720,000 warrants) to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis.  During the three and months ended February 28, 2019 the Company recognized a (gain) / expense of $8,225 and $(107,618), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $162,384 and $216,512 was recognized during the three and six months ended February 28, 2019, respectively. Unamortized expense at February 28, 2019 is $2,381,627. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur:

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

The following table summarizes the warrant activities during the six months ended February 28, 2019 and the year ended August 31, 2018, respectively:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2018	2,830,000	$0.79
Granted	20,660,000	0.02
Canceled or expired	-	-
Exercised	(20,000,000)	0.00
Outstanding at February 28, 2019	3,490,000	$0.74
Exercisable at February 28, 2019	2,810,000	$0.79
Intrinsic value at February 28, 2019 and August 31, 2018	$-	$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the six months ended February 28, 2019
Risk-free interest rate at grant date	1.11% -2.92%
Expected stock price volatility	159% - 251%
Expected dividend payout	-
Expected option in life-years	.7 - 6.0 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 shares were exercised. During the three and six months ended February 28, 2019 the Company recognized a gain of $(7,419) and $(376,250), respectively.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2018	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at February 28, 2019	1,200,000	$1.00
Exercisable at February 28, 2019	900,000	1.00
Intrinsic value at February 28, 2019 and August 31, 2018	$-	$-

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

On March 2, 2018 the Company entered into a two year management agreement with Global Corporate Management, LLC (“GCM”). Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance). The Company shall pay to GCM a commission equal to 10% of all sales every month. The commission will be paid only for the sales which have closed and cash has been paid to the Company. As of February 28, 2019 GCM has not earned any commissions.

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

In May 2018 the Company entered into an agreement with Seidman Food Brokerage Inc., pursuant to which the Company appointed Seidman Food Brokerage, Inc. as its non-exclusive regional sales and marketing representative for the company’s product line for 12 months. The broker will be paid a monthly commission equal to the greater of (1) 5% of collected sales for all invoices generated for CBD products available from their product line for human consumption for a particular month or (2) solely with respect to the first six months of the term of the agreement. As of February 28, 2019 Seidman Food Brokerage, Inc. has not earned any commissions.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. The Company also agreed that it would not pay total cash compensation of more than $100,000 to any director, officer, or employee of the Company for a period of 12 months from the closing date. As of February 28, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

7. SUBSEQUENT EVENTS

On March 20, 2019 the Company issued 500,000 shares of common stock pursuant to a consulting agreement. The term of the agreement is one year and the Company agreed to pay the consultant $20,000 per month once it receives proceeds of financing transactions of at least $250,000.

Between April 1, 2019 to April 12, 2019, the Company sold a total of 5,300,000 shares of common stock for proceeds of $110,500.

On April 22, 2019, the Company entered into an exchange agreement with McGlothlin Holdings, Ltd. (“McGlothlin”). Pursuant to the exchange agreement, McGlothlin exchanged convertible debentures of the Company, in the original principal amounts of $540,000 and $120,000, respectively, and 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On April 22, 2019, the Company entered into an exchange agreement with Alneil Associates (“Alneil”). Pursuant to the exchange agreement, Alneil exchanged a convertible debenture of the Company, in the original principal amount of $180,000, and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED February 28, 2019 AND February 28, 2018.

Sales

Sales during the three months ended February 28, 2019 were $12,509 compared to $0 for the three month ended February 28, 2018. In mid-2018 the Company began selling and shipping its CBD products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended February 28, 2019 and February 28, 2018 totaled $239,560 and $1,604,256, respectively. Stock-based compensation which is primarily comprised of the expense for warrants issued to our current President and Chief Executive Officer, was included in selling, general and administrative, and totaled $171,946 which was a result of a significant decrease in share price and $1,198,614, respectively for the three months ended February 28, 2019 and 2018. Payroll expense amounted to $0 and $1,743 respectively for the three months ended February 28, 2019 and 2018. During the three months ended February 28, 2019, Ms. Noel’s compensation was recorded as consulting expense. The reduction in expense was due to a reduction in full-time employees. Professional fees amounted to $68,488 and $27,677 respectively for the three months ended February 28, 2019 and 2018. The increase in expenses was due to increased legal and professional fees. Consulting expense amounted to $59,000 and $22,415 respectively for the three months ended February 28, 2019 and 2018. The increase was primarily due to branding and marketing performed by consultants hired during the three months ended February 28, 2019. Amortization expense for the three months ended February 28, 2019 and 2018 was $837 and $796 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Interest Expense

Interest expense on promissory notes for the three months ended February 28, 2019 and 2018, was $148,879 and $83,124, respectively. The increase in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Loss

For the reasons stated above, our net loss for three months ended February 28, 2019 totaled ($508,535) or ($0.01) per share, compared to a net loss for the three months ended February 28, 2018 of ($1,760,376) or ($0.05) per share.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED February 28, 2019 AND February 28, 2018.

Sales

Sales during the six months ended February 28, 2019 were $53,940 compared to $0 for the three months ended February 28, 2018. In mid-2018 the Company began selling and shipping its CBD products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2019 and February 28, 2018 totaled ($3,838,781) and $2,539,001, respectively. Stock-based compensation which is primarily comprised of the expense for warrants issued to our former and current President and Chief Executive Officer, was included in selling, general and administrative, and totaled $(4,070,348) which was a result of a significant decrease in share price and $579,419, respectively for the six months ended February 28, 2019 and 2018. Payroll expense amounted to $0 and $21,114 respectively for the six months ended February 28, 2019 and 2018. During the six months ended February 28, 2019, Ms. Noel’s compensation was recorded as consulting expense. The reduction in expense was due to a reduction in full-time employees. Professional fees amounted to $106,483 and $51,640 respectively for the six months ended February 28, 2019 and 2018. The increase in expenses was due to increased legal and professional fees. Consulting expense amounted to $114,500 and $77,000 respectively for the six months ended February 28, 2019 and 2018. The increase was primarily due to branding and marketing performed by consultants hired during the six months ended February 28, 2019. Amortization expense for the six months ended February 28, 2019 and 2018 was $1,673 and $1,632 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Make good common stock expense

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of February 28, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

Interest Expense

Interest expense on promissory notes for the six months ended February 28, 2019 and 2018, was $232,912 and $186,670, respectively. The increase in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Loss

For the reasons stated above, our net income for six months ended February 28, 2019 totaled $3,345,265 or $0.07 per share, compared to a net loss for the six months ended February 28, 2018 of $2,897,422 or ($0.09) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2019, we had cash and cash equivalents of $110,103. Net cash used in operating activities for the six months ended February 28, 2019 was $256,681. Our current liabilities as of February 28, 2019 totaled $910,981 consisting of accounts payable and accrued liabilities of $178,916, and convertible note payables, net of unamortized discounts, of $732,105.

During the six months ended February 28, 2019, the Company raised $285,000 from the sale of common stock compared to $60,300 for the six months ended February 28, 2018. During the six months ended February 28, 2018, the Company entered into an agreement with a related party for $220,000 of convertible loans.

The accompanying unaudited consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company has a working capital deficit as of February 28, 2019 and negative cash flows from operations for the six months ended February 28, 2019. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Critical accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited financial statements appearing elsewhere in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2018, the Company issued 300,000 shares of common stock to an accredited investor for a purchase price of $15,000.

In February 2019, the Company issued 1,666,667 shares of common stock to an accredited investor for a purchase price of $50,000.

In March 2019 the Company issued 500,000 shares of common stock for consulting services pursuant to a consulting agreement.

In April 2019, the Company issued 300,000 shares of common stock to accredited investors for an aggregate purchase price of $10,500.

In connection with the foregoing, the Company relied up on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

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

BESPOKE EXTRACTS, INC.

Dated: April 30, 2019	By:	/s/ Niquana Noel
Niquana Noel Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)