Form 10-Q
period 2019-05-31
Bespoke Extracts, Inc.
filed 2019-07-26
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

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

855-633-3738

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:

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

As of July 25, 2019, there were 78,156,288 shares outstanding of the registrant’s common stock.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	May 31,	August 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$114,487	$79,784
Accounts receivable	2,647	2,004
Prepaid expense	14,387	30,976
Inventory	52,820	61,857
Total current assets	184,341	174,621

Domain names, net of amortization of $7,528 and $5,019, respectively	42,657	45,166
Total assets	$226,998	$219,787

Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$92,787	$105,424
Convertible notes - related parties, net of unamortized discounts $0 and $199,300, respectively	-	460,700
Note payable - related party	50	50
Total current liabilities	92,837	566,174

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $0 and $98,847, respectively	-	81,153
Total non-current liabilities	-	81,153
Total liabilities	92,837	647,327

Stockholders’ Equity / (Deficit)
Preferred Stock, $0.001 par value, 50,000,000 authorized shares; Series A Convertible Preferred Stock, 1,000 shares designated, none issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 77,455,093 and 42,902,712 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	77,456	42,903
Additional paid-in capital	13,797,960	16,246,201
Common stock payable	76,000	-
Accumulated deficit	(13,817,255)	(16,716,644)
Total stockholders’ equity / (deficit)	134,161	(427,540)
Total liabilities and stockholders’ equity / (deficit)	$226,998	$219,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

Unaudited

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Sales	$1,874	$-	$55,814	$-
Cost of products sold	1,378	-	17,266	-
Gross Profit	496	-	38,548	-

Operating expenses:
Selling, general and administrative expenses	153,568	2,103,756	(3,685,213)	4,642,757
Payroll expense	-	3,128	-	24,242
Professional fees	35,308	52,950	141,791	104,590
Consulting	132,100	51,500	246,600	128,500
Promotion	-	39,014	-	59,379
Amortization expense	836	877	2,509	2,509
Total operating expenses	321,812	2,251,225	(3,294,313)	4,961,977

Income / (Loss) from operations	(321,316)	(2,251,225)	3,332,861	(4,961,977)

Other expense
Make good common share expense	-	-	(76,000)	-
Interest expense	(124,560)	(140,962)	(357,472)	(327,632)
Total other expense	(124,560)	(140,962)	(433,472)	(327,632)

Income / (Loss) before income tax	(445,876)	(2,392,187)	2,899,389	(5,289,609)
Provision for income tax	-	-	-	-
Net Income / (Loss)	$(445,876)	$(2,392,187)	$2,899,389	$(5,289,609)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	66,826,522	36,477,528	54,709,881	33,000,844
Diluted	66,826,522	36,477,528	54,709,881	33,000,844

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$(0.01)	$(0.07)	$0.05	$(0.16)
Diluted	$(0.01)	$(0.07)	$0.05	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

Unaudited

	For the nine months ended
	May 31,	May 31,
	2019	2018
Cash flows from operating activities
Net Income / (Loss)	$2,899,389	$(5,289,609)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization expense	2,509	2,509
Amortization of debt discounts	298,147	269,281
Bad debt (recovery) expense	3,304	-
Gain on forfeited unvested employee stock award (net of cash paid of $1,600)	(2,440,768)	-
Stock based compensation	(1,540,710)	4,526,235
Common stock issued for services	181,950	-
Make good common share expense	76,000	-
Changes in operating assets and liabilities
Accounts receivable	(3,947)	-
Inventory	9,037	(73,267)
Prepaid expense	16,589	19,952
Accounts payable and accrued liabilities	125,703	83,097
Net Cash used in operating activities	(372,797)	(461,802)

Cash flows from investing activities
Proceeds from sale of assets to related parties	-	90,000
Net cash provided by investing activities	-	90,000

Cash flow from financing activities
Borrowings on related party convertible debt	-	220,000
Repayment of note payable - related party	-	(30,000)
Proceeds from exercise of warrants for cash	2,000	-
Sale of common stock	405,500	410,300
Net cash provided by financing activities	407,500	600,300

Net increase in cash and cash equivalents	34,703	228,498
Cash and cash equivalents at beginning of period	79,784	87,172
Cash and cash equivalents at end of period	$114,487	$315,670

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$123,000
Stock issued for conversion of debt and accrued interest - related party	$978,340	$(64,400)
Stock issued with related party debt	$-	$79,449
Warrants issued with related party debt	$-	$21,980
Related party note and accrued interest exchanged for purchase of assets	$-	$45,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Three Months Ended May 31, 2018 and 2019

Unaudited

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance February 28, 2018	-	$-	33,022,712	$33,023	$11,523,422	$-	$(12,044,508)	$(448,063)

Stock based compensation	-	-	-	-	2,091,773	-	-	2,091,773

Sale of common stock	-	-	3,500,000	3,500	346,500	-	-	350,000

Conversion of debt to common stock	-	-	3,650,000	3,650	25,550	-	-	29,200

Sale of assets to related party	-	-	-	-	180,000	-	-	180,000

Common stock issued with debt	-	-	200,000	200	27,746	-	-	27,946

Warrants issued with debt	-	-	-	-	4,984	-	-	4,984

Net loss for the three months ended May 31, 2018	-	-	-	-	-	-	(2,392,187)	(2,392,187)

Balance May 31, 2018	-	$-	40,372,712	$40,373	$14,199,975	$-	$(14,436,695)	$(156,347)

Balance February 28, 2019	-	$-	56,869,379	$56,870	$12,568,886	$76,000	$(13,371,379)	$(669,623)

Sale of common stock	-	-	5,585,714	5,586	114,914	-	-	120,500

Option and warrant expense	-	-	-	-	88,870	-	-	88,870

Common stock issued for services	-	-	1,000,000	1,000	60,950	-	-	61,950

Conversion of debt to common stock	-	-	14,000,000	14,000	964,340	-	-	978,340

Net loss for the three months ended May 31, 2019	-	-	-	-	-	-	(445,876)	(445,876)

Balance May 31, 2019	-	$-	77,455,093	$77,456	$13,797,960	$76,000	$(13,817,255)	$134,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Nine Months Ended May 31, 2019 and 2018

Unaudited

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2017	-	$-	26,822,712	$26,823	$8,808,161	$-	$(9,107,086)	$(272,102)

Beneficial conversion on debt	-	-	-	-	123,000	-	-	123,000

Sale of common stock	-	-	4,400,000	4,400	405,900	-	-	410,300

Common stock issued for conversion of debt	-	-	3,050,000	3,050	47,696	-	-	50,746

Common stock issued with debt	-	-	2,450,000	2,450	61,453	-	-	63,903

Conversion of debt to common stock	-	-	3,650,000	3,650	25,550	-	-	29,200

Sale of assets to related party	-	-	-	-	180,000	-	-	180,000

Option and warrant expense	-	-	-	-	4,548,215	-	-	4,548,215

Net loss for the nine months ended May 31, 2018	-	-	-	-	-	-	(5,289,609)	(5,289,609)

Balance May 31, 2018	-	$-	40,372,712	$40,373	$14,199,975	$-	$(14,396,695)	$(156,347)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2018	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	14,552,381	14,553	390,947	-	-	405,500

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	2,000,000	2,000	179,950	-	-	181,950

Option and warrant expense	-	-	-	-	(1,540,710)	-	-	(1,540,710)

Conversion of debt to common stock	-	-	14,000,000	14,000	964,340	-	-	978,340

Make good common share expense	-	-	-	-	-	76,000	-	76,000

Net loss for the nine months ended May 31, 2019	-	-	-	-	-	-	2,899,389	2,899,389

Balance May 31, 2019	-	$-	77,455,093	$77,456	$13,797,960	$76,000	$(13,817,255)	$134,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Bespoke Extracts, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed financial statements. These unaudited condensed financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2018. In the opinion of management, these unaudited condensed financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of May 31, 2019, and the results of operations and cash flows for the three and nine months ended May 31, 2019 and 2018. The results of operations for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended May 31, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. As of May 31, 2019 and August 31, 2018, inventory amounted to $52,820 and $61,857, respectively, which consisted of finished goods.

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

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Net Income / Loss per Share

Basic income / loss per share amounts are computed based on net income / loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Outstanding options, warrants and convertible debt were excluded from the calculation of diluted income / loss per share during 2018 and for the three months ended May 31, 2019 because their inclusion would have been anti-dilutive. The effect of 1,890,000 warrants and 900,000 options is anti-dilutive for the nine months ended May 31, 2019.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain the domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three and nine months ended May 31, 2019 and 2018 amortization expense amounted to $836, $877, $2,509 and $2,509 respectively. The domain names are being amortized over a 15 year period.

3. NOTE PAYABLE – RELATED PARTY

The changes in a note payable to a related party consisted of the following during the nine months ended May 31, 2019 and the year ended August 31, 2018.

	May 31, 2019	August 31, 2018
Notes payable – related party at beginning of period	$50	$50
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	-	-
Note payable – related party at end of period	$50	$50

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

The changes in notes payable to these related parties consisted of the following during the nine months ended May 31, 2019 and the year ended August 31, 2018.

	May 31, 2019	August 31, 2018
Notes payable – related party at beginning of period	$-	$153,000
Payments on notes payable – related party	-	(30,000)
Conversion	-	(80,000)
Exchange for purchase of Company assets	-	(43,000)
Note payables – related party at end of period	$-	$-

4. CONVERTIBLE DEBENTURE – RELATED PARTY

On April 11, 2017, the Company executed a $540,000 related party convertible debenture with an original issue discount of $180,000. The note had a 0% interest rate and a term of two years, and provided that, if it were not paid in full on the due date, the note would have a 0% interest rate until paid in full. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $97,654 and $184,364 was recognized during the three and nine months ended May 31, 2019. The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender was entitled to receive the greater of 5% every dollar raised by the Company through financing or every dollar of revenue generated by the Company through the earlier of maturity date and repayment of the principal. As of May 31, 2019 and August 31, 2018 the Company has accrued $0 and $34,015, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged convertible debentures of the Company, including the convertible debenture in the original principal amounts of $540,000 referred to above and an additional convertible debenture in the original principal amount of $120,000 described below, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

	May 31, 2019	August 31, 2018
Related Party Convertible debenture	$540,000	$540,000
Unamortized discount	-	(184,364)
Conversion to common stock	(540,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$355,636

On August 28, 2017, the Company executed, with a related party, an $180,000 convertible debenture with an original issue discount of $60,000. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $66,753 and $98,847 was recognized during the three and nine months ended May 31, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of May 31, 2019 and August 31, 2018 the Company has accrued $0 and $25,000, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive under such debenture as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

	May 31, 2019	August 31, 2018
Related Party Convertible debenture	$180,000	$180,000
Unamortized discount	-	(98,847)
Conversion to common stock	(180,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$81,153

On December 13, 2017, the Company executed a $120,000 convertible debenture with an original issue discount of $20,000 with the same lender as the holder of the $540,000 debenture referred to above. The debenture had a 0% interest rate and a term of one year. In connection with the note, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $0 and $14,936 was recognized during the three and nine months ended May 31, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of May 31, 2019 and August 31, 2018 the Company has accrued $0 and $20,000, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debentures of the Company, consisting of the convertible debenture in the original principal amounts of $540,000 referred to above and the additional convertible debenture in the original principal amount of $120,000, an aggregate of $93,565(including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

	May 31, 2019	August 31, 2018
Related Party Convertible debenture	$120,000	$120,000
Unamortized discount	-	(14,936)
Conversion to common stock	(120,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$105,064

5. EQUITY

Common Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Preferred stock with a par value of $0.001. 1,000 shares of Preferred stock are designated to Series A Convertible Preferred stock.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of May 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On March 20, 2019 the Company issued 500,000 shares of common stock valued at $32,950 ($0.066 per share) pursuant to a consulting agreement. The term of the agreement is one year and the Company agreed to pay the consultant $20,000 per month once it receives proceeds of financing transactions of at least $250,000.

Between April 1, 2019 to May 31, 2019, the Company sold a total of 5,585,714 shares of common stock for proceeds of $120,500.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the lender exchanged convertible debentures of the Company, consisting of convertible debenture in the original principal amounts of $540,000 and $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the holder exchanged a convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

On May 5, 2019 the Company issued 500,000 shares of common stock valued at $29,000 ($0.058 per share) pursuant to a consulting agreement. The term of the agreement is six months and the Company agreed to pay the consultant $2,500 per month.

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

On January 22, 2018, the Company entered into a sales representation agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The warrants shall be exercisable at any time on or after the six (6) month anniversary of each issuance date, at his election, in whole or in part, by means of a cashless exercise. During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $0 and $(32,061), respectively due to a remeasurement of this nonemployee award.

On February 22, 2018, the Company entered into a consulting agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $1,582 and $(55,800), respectively due to a remeasurement of this nonemployee award.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three and nine months ended May 31, 2019 the Company recognized a (gain) / expense of $(179,422) and $(1,452,203), respectively due to a remeasurement of this nonemployee award. On March 2, 2019 the agreement was terminated.

On April 16, 2018 The Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exercised on a cashless basis. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month (an aggregate of 720,000 warrants) to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis.  During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $12,499 and $(95,119), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $162,272 and $378,784 was recognized during the three and nine months ended May 31, 2019, respectively. Unamortized expense at May 31, 2019 is $2,219,354. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur:

Ms. Noel shall return 80% of the common stock to the Company if she is not serving as Chief Executive Officer of the Company pursuant to the terms and conditions of her employment agreement as of October 30, 2019 (the first anniversary of the employment agreement);

Ms. Noel shall return 60% of the common stock to the Company if she is not serving as the Chief Executive Officer of the Company pursuant to the terms and conditions of the employment agreement as of the second anniversary of the employment agreement (October 30, 2020);

Ms. Noel shall return 40% of the common stock to the Company if she is not serving as Chief Executive Officer of the Company pursuant to the terms and conditions of the employment agreement as of the third anniversary of the employment agreement (October 30, 2021);

Ms. Noel shall return 20% of the Common Stock to the Company if she is not serving as the Chief Executive Officer of the Company pursuant to the terms and conditions of the Employment Agreement as of the fourth anniversary of the employment agreement (October 30, 2022);

The following table summarizes the warrant activities during the nine months ended May 31, 2019:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at August 31, 2018	2,830,000	$0.79
Granted	21,800,000	0.04
Canceled or expired	(1,300,000)	1.00
Exercised	(20,000,000)	0.00
Outstanding at May 31, 2019	3,330,000	$0.56
Exercisable at May 31, 2019	1,890,000	$0.52
Intrinsic value at May 31, 2019		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the nine months ended May 31, 2019
Risk-free interest rate at grant date	1.45% - 2.99%
Expected stock price volatility	295% - 770%
Expected dividend payout	-
Expected option in life-years	2.5 - 6.0 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 shares were exercised. During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $91,939 and $(284,311), respectively.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2018	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at May 31, 2019	1,200,000	$1.00
Exercisable at May 31, 2019	900,000	$1.00
Intrinsic value at May 31, 2019		$-

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

On March 2, 2018 the Company entered into a two year management agreement with Global Corporate Management, LLC (“GCM”). Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance). The Company shall pay to GCM a commission equal to 10% of all sales every month. The commission will be paid only for the sales which have closed and cash has been paid to the Company. As of May 31, 2019 GCM has not earned any commissions. On March 2, 2019, the agreement was terminated.

On March 20, 2018 the Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company agreed to issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $0.30 per share. As of May 31, 2019, Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash or warrants to purchase shares of common stock of the Company at a purchase price of $0.30 per share, exercisable 6 months after issuance. The commission will be paid on net sales from protected accounts and the consultant will be issued warrants on net invoices that are paid in full and money is received. As of May 31, 2019 the agreement has expired.

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

In May 2018 the Company entered into an agreement with Seidman Food Brokerage Inc., pursuant to which the Company appointed Seidman Food Brokerage, Inc. as its non-exclusive regional sales and marketing representative for the company’s product line for 12 months. The broker will be paid a monthly commission equal to the greater of (1) 5% of collected sales for all invoices generated for CBD products available from their product line for human consumption for a particular month or (2) solely with respect to the first six months of the term of the agreement. As of May 31, 2019 Seidman Food Brokerage, Inc. has not earned any commissions and the agreement has expired.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. The Company also agreed that it would not pay total cash compensation of more than $100,000 to any director, officer, or employee of the Company for a period of 12 months from the closing date. As of May 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

On March 20, 2019 the Company issued 500,000 shares of common stock valued at $32,950 ($0.066 per share) pursuant to a consulting agreement. The term of the agreement is one year and the Company agreed to pay the consultant $20,000 per month once it receives proceeds of financing transactions of at least $250,000.

On May 5, 2019 the Company issued 500,000 shares of common stock valued at $29,000 ($0.058 per share) pursuant to a consulting agreement. The term of the agreement is six months and the Company agreed to pay the consultant $2,500 per month.

7. SUBSEQUENT EVENTS

In June 2019 the Company issued and sold to an accredited investor 175,000 shares of common stock for a purchase price of $5,250.

In June 2019 the Company issued and sold to an accredited investor 525,000 shares of common stock for a purchase price of $10,500.

On July 19, 2019 the Company entered into a non-binding preliminary term sheet with Cannasaver Corp. (“Cannasaver”). The term sheet contemplates that the Company will acquire Cannasaver for aggregate consideration of $25,000,000, 80% of which will be in the form of common stock of the Company, and the remaining 20% of which will be in cash, it being recognized that the Company will need to raise such funds from investors. The completion of this acquisition will be subject to entering into definitive agreements and the satisfaction of customary closing conditions, and there is no assurance such transaction will be completed. Cannasaver is partially owned by Lyle Hauser, who is a former significant stockholder of the Company and is an adviser to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements by us that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED May 31, 2019 AND May 31, 2018.

Sales

Sales during the three months ended May 31, 2019 were $1,874 compared to $0 for the three month ended May 31, 2018. In mid-2018 the Company began selling and shipping its CBD products.

Operating Expenses

Selling, general and administrative expenses for the three months ended May 31, 2019 and May 31, 2018 totaled $153,568 and $2,103,756, respectively. Stock-based compensation which is primarily comprised of the expense for warrants issued to our current and former President and Chief Executive Officer, was included in selling, general and administrative, and totaled $162,272 and $2,641,192 for the three months ended May 31, 2019 and 2018. Payroll expense amounted to $0 and $3,128 respectively for the three months ended May 31, 2019 and 2018. During the three months ended May 31, 2019, Ms. Noel’s compensation was recorded as consulting expense. The reduction in expense was due to a reduction in full-time employees. Professional fees amounted to $35,308 and $52,950 respectively for the three months ended May 31, 2019 and 2018. The decrease in expenses was due to decreased legal and professional fees. Consulting expense amounted to $132,100 and $51,500 respectively for the three months ended May 31, 2019 and 2018. The increase was primarily due to branding and marketing and investor relations performed by consultants done by consultants hired during the three months ended May 31, 2019. Amortization expense for the three months ended May 31, 2019 and 2018 was $836 and $877 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Interest Expense

Interest expense on promissory notes for the three months ended May 31, 2019 and 2018, was $124,560 and $140,962, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Loss

For the reasons stated above, our net loss for three months ended May 31, 2019 totaled ($445,876) or ($0.01) per share, compared to a net loss for the three months ended May 31, 2018 of ($2,392,187) or ($0.07) per share.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED May 31, 2019 AND May 31, 2018.

Sales

Sales during the nine months ended May 31, 2019 were $55,814 compared to $0 for the nine months ended May 31, 2018. In mid-2018 the Company began selling and shipping its CBD products.

Operating Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2019 and May 31, 2018 totaled ($3,685,213) and $4,642,757, respectively. Stock based compensation expense for the nine months ended May 31, 2019 was $(3,981,478) which was a result of a reduction in expense from forfeited common shares and a decrease in stock price used in the fair value re-measurement of warrants and options. Stock based compensation for the nine months ended May 31, 2018 was $4,526,235 which was comprised of warrants and options expense issued for services. Payroll expense amounted to $0 and $24,242 respectively for the nine months ended May 31, 2019 and 2018. During the nine months ended May 31, 2019, Ms. Noel’s compensation was recorded as consulting expense. The reduction in expense was due to a reduction in full-time employees. Professional fees amounted to $141,791 and $104,590 respectively for the nine months ended May 31, 2019 and 2018. The increase in expenses was due to increased legal and professional fees. Consulting expense amounted to $246,600 and $128,500 respectively for the nine months ended May 31, 2019 and 2018. The increase was primarily due to branding and marketing and investor relations performed by consultants hired during the nine months ended May 31, 2019. Amortization expense for the nine months ended May 31, 2019 and 2018 was $2,509 and $2,509 respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Make good common stock expense

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of May 31, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

Interest Expense

Interest expense on promissory notes for the nine months ended May 31, 2019 and 2018, was $357,472 and $327,632, respectively. The increase in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Income / (Loss)

For the reasons stated above, our net income for nine months ended May 31, 2019 totaled $2,899,389 or $0.05 per share, compared to a net loss for the nine months ended May 31, 2018 of ($5,289,609) or ($0.16) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2019, we had cash and cash equivalents of $114,487. Net cash used in operating activities for the nine months ended May 31, 2019 was $372,797. Our current liabilities as of May 31, 2019 totaled $92,837 consisting of accounts payable and accrued liabilities of $92,787 and a note payable related party of $50. As of May 31, 2018, we had cash and cash equivalents of $315,670. Net cash used in operating activities for the nine months ended May 31, 2018 was $461,802. Our current liabilities as of May 31, 2018 totaled $518,189 consisting of accounts payable and accrued liabilities of $117,622, and convertible note payables-net, unamortized discounts of $400,517.

During the nine months ended May 31, 2019, the Company raised $405,500 from the sale of common stock compared to $410,300 for the nine months ended May 31, 2018. During the nine months ended May 31, 2018, the Company entered into an agreement with a related party for $220,000 of convertible loans as compared to none during the nine months ended May 31, 2019.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the lender exchanged convertible debentures of the Company, including a convertible debenture in the original principal amounts of $540,000 and an additional convertible debenture in the original principal amount of $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the holder exchanged a convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive under such debenture as the greater of 5% every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

The accompanying unaudited condensed financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended May 31, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

In May 2019 the Company issued 500,000 shares of common stock for consulting services pursuant to a consulting agreement.

In May 2019, the Company issued 285,714 shares of common stock to an accredited investor for an aggregate purchase price of $10,000.

In June 2019 the Company issued and sold to an accredited investor 175,000 shares of common stock for a purchase price of $5,250.

In June 2019 the Company issued and sold to an accredited investor 525,000 shares of common stock for a purchase price of $10,500.

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

BESPOKE EXTRACTS, INC.

Dated: July 26, 2019	By:	/s/ Niquana Noel
Niquana Noel Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)