Form 10-K
period 2019-08-31
Bespoke Extracts, Inc.
filed 2019-12-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.9 million.

As of December 4, 2019, there were 105,389,621 shares of common stock, par value $0.001 per share, issued and outstanding.

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

The Cannabis Market

Over 33 states have already legalized medical cannabis, and adult-use cannabis is now legal at the statewide level in 11 U.S. markets. According to Arcview Market Research and BDS Analytics in their seventh edition of “State of Legal Cannabis Markets” reports, 2018 showed a growth rate of 20 percent in the global sales of cannabis in regulated markets, with sales on track to surge 36 percent to $14.9 billion in 2019 and break $40 billion by 2024. In 2018, the FDA approved GW Pharmaceutical’s Epidiolex and passed the 2018 Farm Bill legalizing industrial hemp cultivation in the United States. These decisions being made at the federal level put pharmacies and general retailers in the business of selling CBD-based products in all 50 states. In the U.S. alone, Arcview and BDS researchers noted that sales of CBD products in all channels will hit $20 billion by 2024.

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

According to a 2013 study published in the British Journal of Clinical Pharmacology, CBD benefits include acting in some experimental models as an anti-inflammatory, anticonvulsant, antioxidant, antiemetic, anxiolytic and antipsychotic agent; and CBD is therefore a potential medicinal treatment for neuroinflammation, epilepsy, oxidative injury, vomiting and nausea, anxiety and schizophrenia. Moreover, there have been dozens of other peer-reviewed studies suggesting that CBD may have therapeutic value for medical indications including bipolar disorder, cancer, glaucoma, HIV/AIDS, Huntington’s Disease, Crohn’s Disease, Multiple Sclerosis, Parkinson’s Disease, PTSD, rheumatoid arthritis and Tourette’s Syndrome.

Due to the growing body of published research supporting the promising therapeutic benefits of CBD, the demand for CBD products has been increasing rapidly. Consequently, there has been a steady stream of new CBD products being sold online and in smoke shops, drugstore, grocery and pet care aisles. Interest in the hemp-derived compound has been further fueled by the passing of the 2018 Farm Bill, which legalized domestic hemp production in December 2018, and is now impacting industries as diverse as cosmetics, food and beverage and pharmaceuticals. Mainstream retailers, including Walgreens, Sprout, CVS, Ulta Beauty, GNC Holdings and Urban Outfitters, among many others, are now offering or looking to offer CBD products to consumers.

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

Supply, Manufacturing and Logistics

Our management believes that some companies operating in the CBD oil industry tend to emphasize sales and quantity over quality and safety. Over the past several years, the U.S. Federal Drug Administration (“FDA”) has issued several warning letters to firms that market unapproved new drugs that allegedly contain CBD. As part of these actions, the FDA has tested the chemical content of cannabinoid compounds in some of the products, and many were found to not contain the levels of CBD they claimed to contain – several were found to have no CBD.

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

In December 2018 with the passing of the 2018 Farm Bill, industrial hemp is now recognized as an agricultural commodity, such as corn, wheat or soybeans. Historically, hemp was an underpinning of American agriculture from the 17th century through the early 1900’s. This recent change in modern policy is expected to restore the legacy of American hemp production as a prolific and highly sustainable crop staple. In fact, according to research firm Frontier Data’s Global State of Hemp: 2019 Industry Outlook, 2018 sales of hemp worldwide were driven by continued strength in Chinese textiles, European industrials, Canadian foods and the U.S. hemp-derived CBD market. However, continued demand in the CBD market “will be the main driving force behind the global hemp market’s continued growth,” which the firm estimates will reach $5.7 billion by 2020.

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

Employees

As of the date of the filing of this report, we have 1 full-time employee.

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

Risk Related to our Business

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

As of August 31, 2019, we have an accumulated deficit of $14,135,883 and a stockholders’ deficit of $31,632. We may never achieve profitability or generate significant revenues.

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

U.S. federal, state and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our business.

Currently, 33 states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. During the midterm elections in November 2018, two more states voted to legalize medical marijuana use (Missouri and Utah) while one more voted to legalize recreational use (Michigan). Forty-seven states allow or are considering legislation to allow the possession and use of non-psychoactive CBD oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that eleven states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s business; and could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

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

Our chief executive officer owns the majority of the voting power of our shareholders.

As the holder of our outstanding share of Series B Preferred Stock, our chief executive officer, Niquana Noel has 51% of the voting power of the Company’s shareholders.  As a result, Ms. Noel has the ability to control all matters submitted to shareholders, and her interests may differ from those of other shareholders.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, which may include including convertible notes, preferred stock, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then-current stockholders.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Our management has determined that we have not effective disclosure controls and procedures, or internal control over financial reporting as of August 31, 2019. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We maintain our principal office at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida. Our monthly rent is $116 under a lease that terminates in June 2020. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock quoted on the OTCQB under the symbol “BSPK.” Any over-the-counter market quotations for our common stock on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 4, 2019, there were approximately 365 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Equity Securities

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Overview

The Company sells a proprietary line of premium quality, all natural cannabidiol (CBD) products in the form of tinctures and capsules for the nutraceutical and veterinary markets, which it introduced in mid-2018. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived CBD, our products are marketed as dietary supplements and distributed through our direct-to-consumers ecommerce store, found at www.BespokeExtracts.com. In the future, we also plan to our products through select specialty retailers, pharmacies/dispensaries and care providers.

Results of Operations for the years ended August 31, 2019 and 2018

Sales

Sales during the year ended August 31, 2019 were $62,103 compared to $15,919 for the year ended August 31, 2018. In mid-2018 the Company began selling and shipping its CBD products.

Operating Expenses

Selling, general and administrative expenses for the year ended August 31, 2019 and August 31, 2018 totaled ($3,510,759) and $6,769,723, respectively. Stock based compensation expense for the year ended August 31, 2019 was $(1,403,625) which was due to a decrease in stock price used in the fair value re-measurement of warrants and options and $(2,440,768) which was a result of a reduction in expense from forfeited common shares Stock based compensation which is primarily comprised of the expense for warrants issued to our former Presidents and Chief Executive Officers, was included in selling, general and administrative, and totaled $6,508,991 for the year ended August 31, 2018. Payroll expense amounted to $0 and $24,389 respectively for the year ended August 31, 2019 and 2018, respectively. During the year ended August 31, 2019, our chief executive officer’s compensation was recorded as consulting expense. Professional fees amounted to $200,720 and $132,342, respectively for the years ended August 31, 2019 and 2018. The increase in expenses was due to increased legal and professional fees. Consulting expense amounted to $283,150 and $185,523 respectively for the year ended August 31, 2019 and 2018, respectively. The increase was primarily due to branding and marketing and investor relations performed by consultants hired during the year ended August 31, 2019. Amortization expense for the year ended August 31, 2019 and 2018 was $3,345 and $3,346, respectively. Amortization expense is in relation to a URL purchase and the prior year’s amortization is the expensing of intellectual property.

Financing Common Share Expense

Pursuant to a securities purchase agreement entered into on June 6, 2018, the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six-month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by the lower financing price. As of August 31, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000, which is included in the common stock payable in the accompanying balance sheet.

Interest Expense

Interest expense on promissory notes for the year ended August 31, 2019 and 2018 was $357,473 and $419,000, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized.

Net Income / (Loss)

For the reasons stated above, our net income for the year ended August 31, 2019 totaled $2,580,761, or $0.04 per share, compared to a net loss for the year ended August 31, 2018 of ($7,609,558), or ($0.21) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2019, we had cash and cash equivalents of $10,343. Net cash used in operating activities for the year ended August 31, 2019 was $492,691. Our current liabilities as of August 31, 2019 totaled $111,056 and consisted of accounts payable and accrued liabilities of $111,006 and a note payable to a related party of $50. As of August 31, 2018, we had cash and cash equivalents of $79,784. Net cash used in operating activities for the year ended August 31, 2018 was $747,688. Our current liabilities as of August 31, 2018 totaled $566,174 consisting of accounts payable and accrued liabilities of $105,424, and convertible note payables-net, unamortized discounts of $460,700. The decrease in current liabilities was due to the conversion of convertible note payables and accrued interest into common stock.

During the year ended August 31, 2019, the Company raised $421,250 from the sale of common stock compared to $460,300 for the year ended August 31, 2018. During the year ended August 31, 2018, the Company received a total of $220,000, net of original issue discounts from a related party of convertible loans as compared to none during the comparable year ended 2019.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended August 31, 2019 and had a working capital deficit at August 31, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

Critical accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bespoke Extracts, Inc. (the “Company”) as of August 31, 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, The Company has negative cash flows from operations, a working capital deficit and an accumulated deficit for the year ended and as of August 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2019.

Boynton Beach, Florida

December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bespoke Extracts, Inc. (the “Company”) as of August 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2016 through 2018.

Houston, Texas

December 14, 2018

Bespoke Extracts, Inc.

Balance Sheets

	August 31,	August 31,
	2019	2018
Assets
Current assets
Cash	$10,343	$79,784
Accounts receivable	6,452	2,004
Prepaid expense	17,637	30,976
Inventory, net	3,171	61,857
Total current assets	37,603	174,621

Domain names, net of amortization of $8,364 and $5,019	41,821	45,166
Total assets	$79,424	$219,787

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$111,006	$105,424
Convertible notes - related parties, net of unamortized discounts $0 and $199,300, respectively	-	460,700
Note payable - related party	50	50
Total current liabilities	111,056	566,174

Non-current liabilities
Related party convertible note payable, net of unamortized discounts $0 and $98,847, respectively	-	81,153
Total non-current liabilities	-	81,153
Total liabilities	111,056	647,327

Stockholders’ Deficit
Series A Convertible Preferred Stock, $0.001 par value, 50,000,000 authorized shares; no shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	-	-
Common stock, $0.001 par value: 800,000,000 authorized; 78,155,093 and 42,902,712 shares issued and outstanding as of August 31, 2019 and August 31, 2018, respectively	78,156	42,903
Additional paid-in capital	13,950,095	16,246,201
Common stock payable	76,000	-
Accumulated deficit	(14,135,883)	(16,716,644)
Total stockholders’ deficit	(31,632)	(427,540)
Total liabilities and stockholders’ deficit	$79,424	$219,787

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statements of Operations

	For the year ended
	August 31,	August 31,
	2019	2018

Sales	$62,103	$11,944
Sales - related party	-	3,975
Total Sales	62,103	15,919

Cost of products sold	71,413	22,925
Gross Loss	(9,310)	(7,006)

Operating expenses:
Selling, general and administrative expenses	(3,510,759)	6,769,723
Payroll expense	-	24,389
Professional fees	200,720	132,342
Consulting	283,150	185,523
Promotion	-	68,229
Amortization expense	3,345	3,346
Total operating expenses	(3,023,544)	7,183,552

Income / (Loss) from operations	3,014,234	(7,190,558)

Other expense
Financing common share expense	(76,000)	-
Interest expense	(357,473)	(419,000)
Total other expense	(433,473)	(419,000)

Income / (Loss) before income tax	2,580,761	(7,609,558)
Provision for income tax	-	-
Net Income / (Loss)	$2,580,761	$(7,609,558)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	60,588,674	35,408,438
Diluted	60,588,674	35,408,438

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic	$0.04	$(0.21)
Diluted	$0.04	$(0.21)

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statements of Changes in Stockholders Deficit

For The Years Ended August 31, 2018 and 2019

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2017	-	$-	26,822,712	$26,823	$8,808,161	$-	$(9,107,086)	$(272,102)

Beneficial conversion on debt	-	-	-	-	123,000	-	-	123,000

Sale of common stock	-	-	4,900,000	4,900	455,400	-	-	460,300

Common stock issued with debt	-	-	1,100,000	1,100	78,349	-	-	79,449

Conversion of debt to common stock	-	-	10,050,000	10,050	70,350	-	-	80,400

Sale of assets to related party	-	-	-	-	180,000	-	-	180,000

Stock based compensation	-	-	30,000	30	6,508,961	-	-	6,508,991

Warrants issued with related party debt	-	-	-	-	21,980	-	-	21,980

Net loss for the year ended August 31, 2018	-	-	-	-	-	-	(7,609,558)	(7,609,558)

Balance August 31, 2018	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2018	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	15,252,381	15,253	405,997	-	-	421,250

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	2,000,000	2,000	179,950	-	-	181,950

Option and warrant expense	-	-	-	-	(1,403,625)	-	-	(1,403,625)

Conversion of debt and accrued interest to common stock – related party	-	-	14,000,000	14,000	964,340	-	-	978,340

Financing common share expense	-	-	-	-	-	76,000	-	76,000

Net income for the year ended August 31, 2018	-	-	-	-	-	-	2,580,761	2,580,761
Balance August 31, 2019	-	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2019	2018
Cash flows from operating activities
Net Income / (Loss)	$2,580,761	$(7,609,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization expense	3,345	3,346
Inventory reserve	52,332	-
Amortization of debt discounts	298,147	353,119
Bad debt (recovery) expense	3,304	-
Forfeited unvested employee stock award (net of cash paid of $1,600)	(2,440,768)	-
Stock based compensation	(1,403,625)	6,508,991
Common stock issued for services	181,950	-
Financing common share expense	76,000	-
Changes in operating assets and liabilities
Accounts receivable	(7,752)	(2,004)
Inventory	6,354	(61,857)
Prepaid expense	13,339	(11,024)
Accounts payable and accrued liabilities	143,922	71,299
Net Cash used in operating activities	(492,691)	(747,688)

Cash flows from investing activities
Proceeds from sale of assets to related parties	-	90,000
Net cash provided by investing activities	-	90,000

Cash flow from financing activities
Borrowings on related party convertible debt	-	220,000
Repayment of note payable - related party	-	(30,000)
Proceeds from exercise of warrants for cash	2,000	-
Sale of common stock and warrants	421,250	460,300
Net cash provided by financing activities	423,250	650,300

Net decrease in cash and cash equivalents	(69,441)	(7,388)
Cash and cash equivalents at beginning of year	79,784	87,172
Cash and cash equivalents at end of year	$10,343	$79,784

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$11,626
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$123,000
Stock issued for conversion of debt and accrued interest - related party	$978,340	$80,000
Stock issued with related party debt	$-	79,449
Warrants issued with related party debt	$-	21,980
Related party note and accrued interest exchanged for purchase of assets	$-	45,000

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

NOTES TO FINANCIAL STATEMENTS

As of August 31, 2019 and 2018

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on marketing and selling a proprietary line of premium, quality, all natural CBD products in the forms of tinctures, capsules, drops and edibles for the nutraceutical and veterinary markets, which it introduced in mid-2018. Produced using pure, all natural, zero-THC phytocannabinoid-rich (“PCR”) hemp-derived isolate, the Company markets its products as dietary supplements through its retail ecommerce store found at www.bespokeextracts.com. In the future, the Company also intends to sell its products through wholesale channels.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit for the year ended and as of August 31, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At August 31, 2019 and 2018, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and notes payable to stockholder approximate their fair values as of August 31, 2019 and 2018, respectively, because of their short-term natures.

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. As of August 31, 2019 and August 31, 2018, inventory amounted to $3,171 and $61,857, respectively, which consisted of finished goods. During the year ended August 31, 2019 the Company reserved $52,332 for slow moving inventory.

Revenue Recognition

Net revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.

Our products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment. The Company offers a 14 day return policy on sales.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company’s statements of operations during the year ended August 31, 2018.

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component general and administrative expenses in the accompanying financial statements for the years ended August 31, 2019 and 2018.

Net Income / Loss per Share

Basic income / loss per share amounts are computed based on net income / loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Outstanding options, warrants and convertible debt were excluded from the calculation of diluted income / loss per share during the years ended August 31, 2019 an August 31, 2018 because their inclusion would have been anti-dilutive. The effect of 3,330,000 warrants and 1,200,000 options is anti-dilutive for the year ended August 31, 2019. The effect of 2,830,000 warrants and 1,200,000 options is anti-dilutive for the year ended August 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The adoption of ASU 2016-02 is not expected to have a significant impact on our balance sheet, results of operations or balance sheets as we currently do not have any long term corporate office and equipment leases.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the years ended August 31, 2019 and August 31, 2018 amortization expense amounted to $3,345 and $3,346 respectively. The domain names are being amortized over a 15 year period.

3. NOTE PAYABLE – RELATED PARTY

The changes in a note payable to a related party consisted of the following during the years ended August 31, 2019 and August 31, 2018.

	August 31, 2019	August 31, 2018
Notes payable – related party at beginning of period	$50	$50
Payments on notes payable – related party	-	-
Borrowings on notes payable – related party	-	-
Note payable – related party at end of period	$50	$50

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

The changes in notes payable to these related parties consisted of the following during the years ended August 31, 2019 and August 31, 2018.

	August 31, 2019	August 31, 2018
Notes payable – related party at beginning of period	$-	$153,000
Payments on notes payable – related party	-	(30,000)
Conversion	-	(80,000)
Exchange for purchase of Company assets	-	(43,000)
Note payables – related party at end of period	$-	$-

4. CONVERTIBLE DEBENTURE – RELATED PARTY

On April 11, 2017, the Company issued a $540,000 related party convertible debenture with an original issue discount of $180,000. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. The relative fair value of the stock ($157,509) and warrants ($44,981) aggregating $202,490 was recognized as a discount to the note. Amortization of $184,364 was recognized during the year ended August 31, 2019. The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the prior 30 days at date of conversion; not to be less than $1.00. In connection with the note the lender was entitled to receive the greater of 5% of every dollar raised by the Company through financing or every dollar of revenue generated by the Company through the earlier of the maturity date and repayment of the principal. As of August 31, 2019 and August 31, 2018 the Company has accrued $0 and $34,015, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged convertible debentures of the Company, including the convertible debenture in the original principal amounts of $540,000 referred to above and an additional convertible debenture in the original principal amount of $120,000 described below, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

	August 31, 2019	August 31, 2018
Related Party Convertible debenture	$540,000	$540,000
Unamortized discount	-	(184,364)
Conversion to common stock	(540,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$355,636

On September 18, 2017, the Company issued to a related party, an $180,000 convertible debenture with an original issue discount of $60,000. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. Amortization of $98,847 was recognized during the year ended August 30, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the prior 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of the maturity date or repayment of the principal. As of August 30, 2019 and August 31, 2018 the Company has accrued $0 and $25,000, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive under such debenture as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

	August 31, 2019	August 31, 2018
Related Party Convertible debenture	$180,000	$180,000
Unamortized discount	-	(98,847)
Conversion to common stock	(180,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$81,153

On December 13, 2017, the Company issued a $120,000 convertible debenture with an original issue discount of $20,000 to the same lender as the holder of the $540,000 debenture referred to above. The debenture had a 0% interest rate and a term of one year. In connection with the debenture, the Company issued the lender an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $32,930 was recognized as a discount to the note. Amortization of $14,936 was recognized during the year ended August 31, 2019.  The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the prior 30 days at date of conversion; not to be less than $1.00. In connection with the debenture the lender was entitled to receive the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal. As of August 31, 2019 and August 31, 2018 the Company has accrued $0 and $20,000, respectively. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debentures of the Company, consisting of the convertible debenture in the original principal amounts of $540,000 referred to above and the additional convertible debenture in the original principal amount of $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

	August 31, 2019	August 31, 2018
Related Party Convertible debenture	$120,000	$120,000
Unamortized discount	-	(14,936)
Conversion to common stock	(120,000)	-
Related Party Convertible debenture, net of unamortized discount	$-	$105,064

5. EQUITY

Common Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of Preferred stock with a par value of $0.001. 1,000 shares of Preferred stock are designated as Series A Convertible Preferred stock.

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

On November 10, 2017, the Company issued an aggregate of 1,400,000 shares of common stock to the holder of a related party convertible promissory note, to convert principal amount of $11,200.

On November 27, 2017, the Company issued an aggregate of 1,450,000 shares of common stock to the holder of a related party convertible promissory note, to convert principal amount of $11,600.

On December 28, 2017, the Company issued an aggregate of 1,550,000 shares of common stock to the holder of a convertible promissory note, dated November 14, 2016 to convert principal amount of $12,400.

On December 13, 2017, the Company issued an aggregate of 200,000 shares of common stock with a relative fair value of $27,946 to the holder of a $120,000 convertible debenture with an original issue discount of $20,000. The debenture has a 0% interest rate and a term of one year.

On March 5, 2018, the Company entered into a securities purchase agreement with an investor which following such investment was a related party. Pursuant to the purchase agreement, upon closing on March 7, 2018, the Company issued and sold to the investor, 3,000,000 shares of common stock for an aggregate purchase price of $300,000. The Company agreed to issue additional shares of common stock to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sold common stock at a purchase price lower than $0.10, such that the total number of shares of common stock received by the investor under the purchase agreement (including the additional shares and the initial shares) will be equal to the total purchase price of $300,000 divided by such lower subsequent financing price. In addition, the Company agreed not to pay cash compensation of over $100,000 to any officer or director for a period of 12 months from the closing date.

On March 9, 2018, the Company issued an aggregate of 1,780,000 shares of common stock to the holder of a 7% convertible promissory note, dated November 14, 2016 to convert principal amount of $14,240.

On March 9, 2018, he Company entered into and closed an asset purchase agreement with VMI Acquisitions, LLC (“VMI”), pursuant to which the Company sold to VMI the Company’s proprietary Machine-to-Machine communications solution and certain other intellectual property for a purchase price of $180,000. $135,000 of the purchase price was paid by members of VMI in cash and had previously been deposited with the Company. The remaining $45,000 of the purchase price was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI were noteholders and/or shareholders of the Company. At the time of the sale the intellectual property had a book value of $0. As the parties were considered significant shareholders and related parties, the consideration of $180,000 was recorded as a capital contribution.

On May 15, 2018 the Company issued 500,000 shares of common stock to an investor for a purchase price of $50,000, and on May 29, 2018, the Company issued 1,870,000 shares of common stock upon conversion of a convertible note in the amount of $14,960. The Company agreed to issue additional shares of common stock to the investor for no additional consideration, in the event that, during the six month period commencing on the closing date, the Company sold common stock at a purchase price lower than $0.10, such that the total number of shares of common stock received by the investor under the purchase agreement (including the additional shares and the initial shares) will be equal to the total purchase price of $50,000 divided by such lower subsequent financing price. In addition, the Company agreed not to pay cash compensation over $100,000 to any officer or director for a period of 12 months from the closing date.

On June 11, 2018, the Company issued an aggregate of 2,000,000 shares of common stock to the holder of a convertible promissory note, dated November 14, 2016 to convert principal amount and accrued interest of $16,000.

On October 13, 2018 the Company issued 1,000,000 shares of common stock for a sponsorship donation valued at $120,000.

Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company, except as a member of the board of directors and on November 25, 2018 Mr. Yahr resigned as a member of the Company’s board of directors. On November 6, 2018, 16,000,000 shares of common stock were returned to the Company by Mr. Yahr for which the Company paid $1,600 to Marc Yahr. This forfeiture was in accordance with the terms of Mr. Yahr’s employee share based award and the forfeiture resulted in a gain of $2,440,768 (net of the $1,600 cash paid) representing a reversal of the previously recognized expense for the unvested portion of this freighted award.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On March 20, 2019 the Company issued 500,000 shares of common stock valued at $32,950 ($0.066 per share) pursuant to a consulting agreement. The term of the agreement is one year and the Company agreed to pay the consultant $20,000 per month once it receives proceeds of financing transactions of at least $250,000.

During the year ended August 31, 2019, the Company sold a total of 15,252,381 shares of common stock for proceeds of $421,250.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the lender exchanged convertible debentures of the Company, consisting of convertible debentures in the original principal amounts of $540,000 and $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On April 22, 2019, the Company entered into an exchange agreement with a debenture holder. Pursuant to the exchange agreement, the holder exchanged a convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

On May 5, 2019 the Company issued 500,000 shares of common stock valued at $29,000 ($0.058 per share) pursuant to a consulting agreement. The term of the agreement was six months and the Company agreed to pay the consultant $2,500 per month. Effective November 11, 2019, this agreement was terminated and the Company issued an additional 4,500,000 shares of common stock.

Warrants

On September 18, 2017, the Company issued to related party, an $180,000 convertible debenture with an original issue discount of $60,000. The debenture had a 0% interest rate and a term of two years. In connection with the debenture, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The relative fair value of the stock and warrants aggregating $68,499 was recognized as a discount to the note. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive under such debenture as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company (see Note 4).

On December 13, 2017, the Company issued 100,000 warrants to a lender. The relative fair value of the warrants of $4,984 was recognized as a discount to the debenture. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debentures of the Company, consisting of the convertible debenture in the original principal amount of $540,000 referred to below and the additional convertible debenture in the original principal amount of $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company (see Note 4).

On April 11, 2017, the Company issued a $540,000 related party convertible debenture with an original issue discount of $180,000. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares of common stock and 900,000 warrants. During the year ended August 31, 2019, 900,000 warrants were exchanged for common stock (see Note 4).

On January 22, 2018, the Company entered into a sales representation agreement for a term of six months. Pursuant to the agreement the Company agreed to issue the nonemployee sales representative warrants to purchase 10,000 shares of common stock per month (an aggregate of 60,000 warrants) with an exercise price of $0.50, with a term of three years. The warrants shall be exercisable at any time on or after the six (6) month anniversary of each issuance date, at his election, in whole or in part, by means of a “cashless exercise”. The fair value of this award was determined to be $58,816 of which $51,635 was recognized during the year ended August 31, 2018. During the year ended August 31, 2019 the Company recognized a gain of ($30,227) due to a remeasurement of this nonemployee award.

On February 22, 2018, the Company entered into a consulting agreement for a term of one year. Pursuant to the agreement the Company agreed to issue the nonemployee consultant warrants to purchase 10,000 shares of common stock per month (an aggregate of 120,000 warrants) with an exercise price of $0.40, exercisable for cash only for a period of three years commencing six months form the issuance date. The fair value of this award was determined to be $106,663 of which $65,005 was recognized during the year ended August 31, 2018. During the year ended August 31, 2019 the Company recognized a gain of ($55,935) due to a remeasurement of this nonemployee award.

On March 2, 2018, the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years. The fair value of this award was determined to be $3,419,925 of which $1,457,561 was recognized during the year ended August 31, 2018. During the year ended August 31, 2019 the Company recognized a gain of ($1,332,332) due to a remeasurement of this nonemployee award. On March 2, 2019 the agreement was terminated.

On March 20, 2018, the Company entered into a 12 month consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company will immediately issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $.30 per share. As of August 31, 2018, Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash and or warrants to purchase shares of common stock of the Company. As of August 31, 2019, the agreement has expired.

On April 16, 2018, the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the Consultant generates more than $10,000 in monthly sales, the Warrants will have an exercise price of $.30, and if the Consultant generates more than $20,000 in monthly sales, the Warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the year ended August 31, 2019 the Company recognized a gain of ($217,402) due to a remeasurement of this nonemployee award.

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period. Warrant expense under the award for the year ended August 31, 2018 totaled $3,633,532. Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $542,390 was recognized during the year ended August 31, 2019. Unamortized expense at August 31, 2019 is $2,055,748. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur:

Ms. Noel would have been required to return 80% of the common stock to the Company if she was not serving as Chief Executive Officer of the Company pursuant to the terms and conditions of her employment agreement as of October 30, 2019 (the first anniversary of the employment agreement);

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

The following table summarizes the warrant activities during the years ended August 31, 2018 and 2019:

	Number of Warrants	Weighted- Average Price Per Share

Outstanding at August 31, 2017	900,000	$1.00
Granted	1,930,000	0.69
Cancelled or expired		-
Exercised	-	-
Outstanding at August 31, 2018	2,830,000	$0.79
Granted	21,800,000	0.04
Canceled or expired	(1,300,000)	1.00
Exercised / Exchanged	(20,000,000)	0.00
Outstanding at August 31, 2019	3,330,000	$0.56
Exercisable at August 31, 2019	2,550,000	$0.52
Intrinsic value at August 31, 2019		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date and Re-measurement Date
For the year ended August 31, 2019
Risk-free interest rate at grant date	1.45% - 2.99%
Expected stock price volatility	330% - 788%
Expected dividend payout	-
Expected life in years	2.5 - 6.0 years

Grant Date and Re-measurement Date
For the year ended August 31, 2018
Risk-free interest rate at grant date	1.52% -2.70%
Expected stock price volatility	183% - 362%
Expected dividend payout	-
Expected life in years	2.5 - 6.5 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of three years at an exercise price of $1.00. On July 26, 2017, 1,000,000 options were exercised. During the year ended August 31, 2019 the Company recognized a gain of $(310,119) due to the re-measurement of this non employee award. During the year ended August 31, 2018 the Company recognized an expense of $1,000,820.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2017	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at August 31, 2018	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at August 31, 2019	1,200,000	$1.00
Exercisable at August 31, 2019	1,200,000	$1.00
Intrinsic value at August 31, 2019		$-

Re-measurement Date
For the year ended August 31, 2019
Risk-free interest rate at grant date	1.50% - 2.78%
Expected stock price volatility	207% - 394%
Expected dividend payout	-
Expected life in years	1.0 - 3.0 years

6. RELATED PARTY TRANSACTIONS

On April 11, 2017, the Company issued a $540,000 related party convertible debenture with an original issue discount of $180,000. On December 13, 2017, the Company issued a $120,000 related party convertible debenture with an original issue discount of $20,000 to the same lender. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debentures of the Company, consisting of the convertible debenture in the original principal amount of $540,000 and the additional convertible debenture in the original principal amount of $120,000, an aggregate of $93,565 (including $53,790 pursuant to the $540,000 debenture and $39,775 under the $120,000 debenture) of accrued amounts as the lender was entitled to receive under such debentures as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal, and an aggregate of 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company (see Note 4).

On August 29, 2017, the Company received $82,750 as a deposit from two persons, including a significant shareholder, toward the purchase price on an agreement that was being negotiated with VMI Acquisitions, LLC for purchase of certain of the Company’s assets as well as the payment of $7,500 of expenses on behalf of the Company. $45,000 of this amount was paid in the form of a reduction in outstanding debt and reimbursements of expenses owed to a member of VMI. Certain members of VMI were noteholders and/or shareholders of the Company and related parties. The agreement was completed and closed on March 9, 2018.  As the parties were considered significant shareholders the consideration of $180,000 was recorded as a capital contribution. At the time of the sale the intellectual property had a book value of $0.

On September 18, 2017, the Company issued to a related party, an $180,000 convertible debenture with an original issue discount of $60,000. On April 22, 2019, the Company entered into an exchange agreement with the lender. Pursuant to the exchange agreement, the lender exchanged the convertible debenture of the Company, in the original principal amount of $180,000, $44,775 of accrued amounts as the lender was entitled to receive under such debenture as the greater of 5% of every dollar raised through financing or every dollar of revenue generated through the earlier of maturity date and repayment of the principal and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company (see Note 4).

On August 29, 2017, the Company received $45,000 as a deposit from a significant shareholder toward the purchase price on an agreement that was being negotiated with VMI Acquisitions, LLC for purchase of certain of the Company’s assets.

During the year ended August 31, 2018 sales to a customer, who is the spouse of one of the Company’s significant shareholders, amounted to $3,975.

7. COMMITMENTS AND CONTINGENCIES

On January 22, 2018, the Company entered into a sales representation agreement to manage and solicit orders in a set territory, the United States, with an initial term of six months. The sales representative shall be compensated 6% of the net sales and three year warrants monthly to purchase 10,000 shares of common stock at an exercise price of $0.50. Warrants may be exercised after six month anniversary of issuance date. As of August 31, 2019 the agreement has expired.

On February 1, 2018 the Company entered into a consulting agreement with Optimal Setup LLC for a term of one year to advise the Company on search engine optimization and digital marketing. Optimal Setup LLC shall receive monthly for services performed $2,500 and 10,000 warrants for common stock exercisable for cash price of $0.40. Warrants may be exercised after six month anniversary date. The warrants were granted on February 22, 2018. As of August 31, 2019, the agreement has expired.

On March 2, 2018 the Company entered into a two year management agreement with Global Corporate Management, LLC (“GCM”). Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants (exercise price of $0.50, 5 year term, exercisable 6 months after issuance). The Company shall pay to GCM a commission equal to 10% of all sales every month. The commission will be paid only for the sales which have closed and cash has been paid to the Company. As of August 31, 2019 GCM has not earned any commissions. On March 2, 2019, the agreement was terminated.

On March 20, 2018 the Company entered into a consulting agreement with Patagonia Global Trading, LLC. Upon execution of this agreement and upon the consultant signing their first customer, acceptable by the Company, and for services rendered, the Company agreed to issue 50,000 common stock purchase warrants to purchase common stock at an exercise price of $0.30 per share. As of May 31, 2019, Patagonia Global Trading, LLC, had not signed any customers and had not earned any warrants. The Company agreed to pay a total commission rate of 10% of the gross sale amount to be paid in the form of cash or warrants to purchase shares of common stock of the Company at a purchase price of $0.30 per share, exercisable 6 months after issuance. The commission will be paid on net sales from protected accounts and the consultant will be issued warrants on net invoices that are paid in full and money is received. As of August 31, 2019 the agreement has expired.

On April 16, 2018 the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. (See note 5).

In May 2018 the Company entered into an agreement with Seidman Food Brokerage Inc., pursuant to which the Company appointed Seidman Food Brokerage, Inc. as its non-exclusive regional sales and marketing representative for the company’s product line for 12 months. The broker will be paid a monthly commission equal to the greater of (1) 5% of collected sales for all invoices generated for CBD products available from their product line for human consumption for a particular month or (2) solely with respect to the first six months of the term of the agreement. As of August 31, 2019, Seidman Food Brokerage, Inc. has not earned any commissions and the agreement has expired.

Pursuant to a securities purchase agreement dated March 5, 2018, in the event that, in the six month period commencing on the closing date of such purchase agreement, the Company were to sell common stock at a price lower than $0.10 per share (or common stock equivalents with a conversion or exercise price lower than $0.10 per share (each as adjusted for stock splits, stock dividends, and similar transactions, the “Subsequent Financing Price”), the Company was required to promptly issue additional shares of common stock to the purchaser for no additional consideration, such that the total number of shares of common stock received by the purchaser under the Agreement would be equal to the total purchase price of $300,000 divided by such lower subsequent financing price. As of August 31, 2019, this agreement was no longer effective and no additional amounts due to the holder.

Pursuant to a securities purchase agreement dated March 21, 2018, in the event that, in the six month period commencing on the closing date of such purchase agreement, the Company were to sell common stock at a price lower than $0.10 per share (or common stock equivalents with a conversion or exercise price lower than $0.10 per share (each as adjusted for stock splits, stock dividends, and similar transactions), the Company was required to promptly issue additional shares of common stock to the purchaser for no additional consideration, such that the total number of shares of common stock received by the purchaser under the Agreement would be equal to the total purchase price of $50,000 divided by such lower subsequent financing price. As of August 31, 2019, this agreement was no longer effective and no additional amounts due to the holder.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

On March 20, 2019 the Company issued 500,000 shares of common stock valued at $32,950 ($0.066 per share) pursuant to a consulting agreement. The term of the agreement was six months and the Company agreed to pay the consultant $20,000 per month once it receives proceeds of financing transactions of at least $250,000.

On May 5, 2019 the Company issued 500,000 shares of common stock valued at $29,000 ($0.058 per share) pursuant to a consulting agreement. The term of the agreement was six months and the Company agreed to pay the consultant $2,500 per month. Effective November 11, 2019, this agreement was terminated and the Company issued an additional 4,500,000 shares of common stock.

On July 19, 2019 the Company entered into a non-binding preliminary term sheet with Cannasaver Corp. (“Cannasaver”). The term sheet contemplates that the Company will acquire Cannasaver for aggregate consideration of $25,000,000, 80% of which will be in the form of common stock of the Company, and the remaining 20% of which will be in cash, it being recognized that the Company will need to raise such funds from investors. The completion of this acquisition will be subject to entering into definitive agreements and the satisfaction of customary closing conditions, and there is no assurance such transaction will be completed. Cannasaver is partially owned by Lyle Hauser, who is a former significant stockholder of the Company and is an adviser to the Company. As of the date of this report the transaction has not been consummated.

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

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $842,165 and $597,359 against its net deferred taxes is necessary as of August 31, 2019 and 2018, respectively.

At August 31, 2019 and August 31, 2018, respectively, the Company had approximately $3,156,000 and $2,844,000, respectively, of U.S. net operating loss carryforwards remaining, which expire beginning in 2026 and $655,000 that can be carried forward indefinitely.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended August 31, 2019, 2018, 2017, 2016, and 2015 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended August 31:

	2019	2018

Federal and state statutory taxes	(25.00)%	(35.00)%
Change in tax rate estimate	-%	14.00%
Permanent differences	20.00%	-
Change in valuation allowance	5.00%	21.00%
	-%	-%

The valuation allowance for deferred tax assets as of August 31, 2019 and 2018 was $842,165 and $597,359 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2019 and 2018 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31:

	2019	2018
Deferred tax assets:
Inventory impairment	13,264	-
Net operating loss	828,901	597,359
Valuation allowance	(842,165)	(597,359)
Total deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended August 31, 2019 and 2018 is set forth below:

	2019	2018

Net (loss) / income	654,094	(2,663,345)
Non-deductible expenses and other	(833,419)	1,441,043
Effect due to decrease in tax rates	-	1,359,234
Change in valuation allowance	179,325	(136,932)
Benefit from income taxes	$-	$-

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

9. MAJOR CUSTOMERS

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at August 31, 2019 whose balance represented approximately 28%, of total accounts receivables. During the year ended August 31, 2019 no individual customer amounted to over 10% of total sales. During the year ended August 31, 2018 sales to one customer, who is the spouse of one of the Company’s significant shareholders, amounted to 24% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

10. SUBSEQUENT EVENTS

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company.

In connection with the letter agreement, on October 3, 2019, the Company filed a Certificate of Designation of Series B Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series B Preferred Stock at any time for a redemption price equal to the stated value. The Series B Preferred does not provide the holder with any dividend rights or any liquidation rights, and is not convertible to common stock.

On October 14, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold to the investor 20,833,333 shares of common stock for a purchase price of $125,000.

In November 2019, 3,000,000 shares of common stock were returned to the Company for cancellation and the Company paid $27,500 in connection with a settlement agreement.

On November 6, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture (which was amended and restated on November 11, 2019) in the principal amount of $200,000, for a purchase price of $100,000. The Company also issued to the investor 4,900,000 shares of common stock. As amended, the debenture matures on August 1, 2020 and is convertible into shares of common stock of the Company at a conversion price of $0.006, provided that, if the Company fails to repay the debenture upon maturity, the conversion price will be reduced to $0.001 (subject to adjustment for stock splits, stock dividends and similar transactions) and the debenture will bear interest at the rate of 9% per year. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Company’s obligation to repay the debenture upon maturity is secured by a security interest in the Company’s URLs pursuant to a security agreement between the Company and the investor.

Effective November 11, 2019, the Company issued 4,500,000 shares of common stock pursuant to a consulting agreement (see Note 5).

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

 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conducting her evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Niquana Noel serves as our chief executive officer, president, chief financial officer, and sole director.

Ms. Noel, 38, has served as the Company’s president, chief executive officer and chief financial officer since October 30, 2018, and as our director since November 25, 2018. Ms. Noel also previously served as operations manager at the Company. Ms. Noel is a proven entrepreneurial executive with expertise in operations, finance and accounting, SEC reporting and compliance, staffing, marketing and corporate governance. Ms. Noel has spent nearly two decades working with privately-held and publicly-traded micro and small cap companies. Since 2008, Ms. Noel has been a key member of the leadership team at Hash Labs Inc. (formerly MedeFile International, Inc.), and has served as its chief operating officer since May 2018 and as a director of Hash Labs Inc. since August 2013. Ms. Noel served as chief executive officer and president of Hash Labs Inc. from January 2014 to May 2018. Prior to serving in that capacity, Ms. Noel served as operations manager of Hash Labs Inc. from 2008. Early in Ms. Noel’s career while working for a serial entrepreneur, she was charged with overseeing daily business operations for interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida; to the ownership and operation of exotic, high performance auto dealerships and auto accessory businesses in south Florida.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2019 have been complied with on a timely basis, except that a Form 3 was not filed by McGlothlin Holdings, Ltd.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation to our chief executive officer during the years ended August 31, 2019 and August 31, 2018. No other officer received compensation of more than $100,000 during such periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Marc Yahr	2019		--	--	$0	(3)	--	--	--	$0
Former CEO, President (1)	2018	$19,000	--	--	$3,633,532	(3)		--	--	$3,652,532

Niquana Noel	2019	$80,000			$542,390	(3)				$622,390
CEO and President (2)	2018		--	--	--		--	--	--	--

(1)	Mr. Yahr resigned as president and chief executive officer of the Company on October 30, 2018.
(2)	Ms. Noel was appointed as president and chief executive officer of the Company on October 30, 2018.
(3)	Represents warrants issued to Marc Yahr under his employment agreement. See Note 5 to the financial statements included in this report. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 5 of the notes to the financial statements included in this report.
(4)	Represents warrants issued to Niquana Noel under her employment agreement. See Note 5 to the financial statements included in this report. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 5 of the notes to the financial statements included in this report.

Employment Agreements

Effective October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel will serve as the Company’s chief executive officer and president. Ms. Noel will serve as president and chief executive officer of the Company for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s salary is $96,000 per year and she received warrants to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel has exercised the warrants and has been issued the shares. The shares would have been or will be required to be returned to the Company as follows:

●	Ms. Noel would have returned 80% of the shares to the Company if she was not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2019 (the first anniversary of the employment agreement);

●	Ms. Noel will return 60% of the shares to the Company if she is not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2020 (the second anniversary of the employment agreement);

●	Ms. Noel will return 40% of the shares to the Company if she is not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2021 (the third anniversary of the employment agreement); and

●	Ms. Noel will return 20% of the shares to the Company if she is not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2022 (the fourth anniversary of the employment agreement).

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended August 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 4, 2019 we had 105,389,621 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida 33160. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder upon exercise or conversion of outstanding options, warrants, convertible debt, or convertible preferred stock owned by that person at that date which are exercisable or convertible within 60 days of December 4, 2019. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Executive Officers and Directors:
Niquana Noel (1)	20,000,000	19.0%
Officers and Directors as a group (1 person):	20,000,000	19.0%
5% Holders:
McGlothlin Holdings, Ltd. (2)	14,562,667	13.8%
Ronald Smith (3)	20,833,333	19.8%

(1)

Includes certain shares that are subject to forfeiture under certain conditions. See “Executive Compensation.” Ms. Noel also own the Company’s 1 outstanding share of Series B Preferred Stock, which entitles her to 51% of the total voting power of the Company’s stockholders.

(2)	McGlothlin Holdings, Ltd.’s address is PO Box 590, Luling, Texas, 78649, and its control person is Stan McGlothlin.
(3)	Mr. Smith’s address is 9239 Carpenter Rd., Eden, NY 14057.

Equity Compensation Plan Information.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

On April 11, 2017, the Company issued a $540,000 convertible debenture with an original issue discount of $180,000 issued to McGlothlin Holdings, Ltd. (“McGlothlin”), a greater than 5% stockholder of the Company. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 2,700,000 shares and 900,000 warrants. The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. The debenture and warrants were subsequently exchanged for common stock of the Company, as described below.

On August 29, 2017, the Company received $82,750 as a deposit toward the purchase price on an agreement that was being negotiated with VMI Acquisitions, LLC for purchase of certain of the Company’s assets as well as the payment of $7,500 of expenses on behalf of the Company. $45,000 of this amount was paid by McGlothlin.

On September 18, 2017, the Company issued a $180,000 convertible debenture with an original issue discount of $60,000 to Alneil Associates, which was then a greater than 5% stockholder. The note had a 0% interest rate and a term of two years. In connection with the note, the Company issued the lender an aggregate of 900,000 shares of common stock and 300,000 warrants to purchase common stock. The debenture and warrants were subsequently exchanged for common stock of the Company, as described below.

On December 13, 2017, the Company issued a $120,000 convertible debenture to McGlothlin with an original issue discount of $20,000. The debenture had a 0% interest rate and a term of one year. The conversion price of the outstanding balance was the lesser of $3.00 or 40% of the volume weighted average price of the 30 days at date of conversion; not to be less than $1.00. In connection with the debenture, the Company issued to McGlothinlin an aggregate of 200,000 shares of common stock and 100,000 warrants to purchase common stock. The debenture and warrants were subsequently exchanged for common stock of the Company, as described below.

During the year ended August 31, 2018, the Company had sales of $3,975 to the spouse of Stan McGlothin, who is the owner of McGlothlin, a greater than 5% stockholder of the Company

On April 22, 2019, the Company entered into an exchange agreement with McGlothlin. Pursuant to the exchange agreement, McGlothlin exchanged convertible debentures of the Company, in the original principal amounts of $540,000 and $120,000, respectively, and 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On April 22, 2019, the Company entered into an exchange agreement with Alneik. Pursuant to the exchange agreement, Alneil exchanged a convertible debenture of the Company, in the original principal amount of $180,000, and 300,000 warrants to purchase shares of common stock of the Company, for an aggregate of 3,000,000 newly issued shares of common stock of the Company.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company.

In connection with the letter agreement with Ms. Noel, on October 3, 2019, the Company filed a Certificate of Designation of Series B Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series B Preferred Stock. The Series B Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series B Preferred Stock at any time for a redemption price equal to the stated value. The Series B Preferred does not provide the holder with any dividend rights or any liquidation rights, and is not convertible to common stock.

Director Independence.

Niquana Noel is our sole director and does not qualify as an independent director under the Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2019 and 2018.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019 - Liggett & Webb, P.A.	$21,000	$-	$-	$-
2019 - MaloneBailey, LLP	$18,000	$-	$-	$-
2018- MaloneBailey, LLP	$23,500	$-	$-	$-

Audit fees. Audit fees represent fees for professional services performed by MaloneBailey, LLP or Liggett & Webb, P.A., as applicable, for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. MaloneBailey, LLP and Liggett & Webb, P.A. did not perform any tax compliance services for us during the years ended August 31, 2019 or 2018.

All other fees. MaloneBailey, LLP and Liggett & Webb, P.A., did not receive any other fees from us for the years ended August 31, 2019 or 2018.

The board of directors serves as the audit committee of the Company. The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of MaloneBailey LLP in providing services to us for the fiscal year ended August 31, 2018 and has concluded that such services are compatible with MaloneBailey LLP’s independence as the Company’s independent registered public accounting firm. The board of directors has considered the role of Liggett & Webb, P.A. in providing services to us for the fiscal year ended August 31, 2019 and has concluded that such services are compatible with Liggett & Webb, P.A.’s independence as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed June 14, 2012)
3.8	Certificate of Designation of Series B Preferred Stock (incorporated by reference to 8-K filed October 4, 2019)
3.9	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement between the Company and Niquana Noel (incorporated by reference to 8-K filed November 2, 2018) **
14.1	Code of Ethics (incorporated by reference to 10-K filed December 14, 2018)
16.1	Letter from MaloneBailey, LLP (incorporated by reference to 8-K filed June 7, 2019)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith

**	Indicates management contract or compensatory arrangement.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: December 16, 2019	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	Chief Executive Officer, Chief Financial Officer and Director	December 16, 2019
Niquana Noel	(principal executive, financial and accounting officer)