Form 10-Q
period 2019-11-30
Bespoke Extracts, Inc.
filed 2020-01-21
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

or

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

As of January 15, 2020, there were 110,389,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	November 30,
	2019	August 31,
	(Unaudited)	2019
Assets
Current assets
Cash	$81,865	$10,343
Accounts receivable, net	3,636	6,452
Prepaid expense	11,500	17,637
Inventory, net	1,264	3,171
Total current assets	98,265	37,603

Domain names, net of amortization of $9,200 and $8,364, respectively	40,985	41,821
Total assets	$139,250	$79,424

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$151,077	$111,056
Convertible notes - net of unamortized discounts $182,156 and $0, respectively	17,844	-
Total current liabilities	168,921	111,056

Commitments and contingencies (Note 6)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 authorized shares; 1 share issue and outstanding as of November 30, 2019 and 0 shares issued and outstanding at August 31, 2019, respectively
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares designated, no shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	-	-
Series B Preferred Stock, $0.001 par value, 1 share designated, 1 share issued and outstanding as of November 30, 2019 and 0 shares issued and outstanding at August 31, 2019, respectively	1	-
Common stock, $0.001 par value: 800,000,000 authorized; 105,388,426 and 78,155,093 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	105,389	78,156
Additional paid-in capital	14,341,227	13,950,095
Common stock payable	76,000	76,000
Accumulated deficit	(14,552,288)	(14,135,883)
Total stockholders' deficit	(29,671)	(31,632)
Total liabilities and stockholders' deficit	$139,250	$79,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

Unaudited

	For the three months ended
	November 30,	November 30,
	2019	2018

Sales	$1,739	$41,431
Cost of products sold	1,087	11,608
Gross Profit	652	29,823

Operating expenses:
Selling, general and administrative expenses	241,502	(4,078,341)
Professional fees	55,375	37,995
Consulting	101,500	55,500
Amortization expense	836	836
Total operating expenses	399,213	(3,984,010)

(Loss) / Income from operations	(398,561)	4,013,833

Other expense
Financing common share expense	-	(76,000)
Interest expense	(17,844)	(84,033)
Total other expense	(17,844)	(160,033)

(Loss) / Income before income tax	(416,405)	3,853,800
Provision for income tax	-	-
Net (Loss) / Income	$(416,405)	$3,853,800

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	90,161,615	46,257,657

NET (LOSS) / INCOME PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

Unaudited

	For the three months ended
	November 30,	November 30,
	2019	2018
Cash flows from operating activities
Net (Loss) / Income	$(416,405)	$3,853,800
Adjustments to reconcile net (loss) / income to net cash used in operating activities
Amortization expense	836	836
Amortization of debt discounts	17,844	66,033
Bad debt expense	2,981	-
Gain on forfeited unvested employee stock award (net of cash paid of $1,600)	-	(2,440,768)
Option and warrant expense	156,366	(1,801,526)
Common stock issued for services	40,500	120,000
Financing common share expense	-	76,000
Changes in operating assets and liabilities:
Accounts receivable	(165)	(1,950)
Inventory	1,906	13,421
Prepaid expense	6,137	(1,358)
Accounts payable and accrued liabilities	64,022	27,962
Net Cash used in operating activities	(125,978)	(87,550)

Cash flow from financing activities
Proceeds from the issuance of convertible debt	100,000	-
Proceeds from exercise of warrants for cash	-	2,000
Repurchase of common stock	(27,500)	-
Sale of common stock	125,000	120,000
Net cash provided by financing activities	197,500	122,000

Net increase in cash and cash equivalents	71,522	34,450
Cash and cash equivalents at beginning of period	10,343	79,784
Cash and cash equivalents at end of period	$81,865	$114,234

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$36,300	$-
Stock issued with convertible debt	$63,700	$-
Preferred stock issued for the conversion of accrued salary	$24,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Deficit

For The Three Months Ended November 30, 2018 and 2019

Unaudited

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2018	-	$-	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	-	-	2,000,000	2,000	118,000	-	-	120,000

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	-	-	(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	-	-	20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	-	-	1,000,000	1,000	119,000	-	-	120,000

Option and warrant expense	-	-	-	-	-	-	(1,801,526)	-	-	(1,801,526)

Financing common share expense	-	-	-	-	-	-	-	76,000	-	76,000

Net income for the three months ended November 30, 2018	-	-	-	-	-	-	-	-	3,853,800	3,853,800

Balance November 30, 2018 (Unaudited)	-	$-	-	$-	49,902,712	$49,903	$12,238,907	$76,000	$(12,862,844)	$(498,034)

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2019	-	$-	-	$-	$78,155,093	78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1	-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-	20,833,333	20,833	104,167	-	-	125,000

Common stock issued for services	-	-	-	-	4,500,000	4,500	36,000	-	-	40,500

Warrant expense	-	-	-	-	-	-	156,366	-	-	156,366

Common stock issued with debt	-	-	-	-	4,900,000	4,900	58,800	-	-	63,700

Repurchase of common stock	-	-	-	-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-	-	-	-	-	36,300	-	-	36,300

Net loss for the three months ended November 30, 2019	-	-	-	-	-	-	-	-	(416,405)	(416,405)
Balance November 30, 2019 (Unaudited)	-	$-	1	$1	105,388,426	$105,389	$14,341,227	$76,000	$(14,552,288)	$(29,671)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Notes to Condensed Financial Statements

Unaudited

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending August 31, 2020.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2019.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit for the three months ended and as of November 30, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At November 30, 2019 and August 31, 2019, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and convertible note payable approximate their fair values as of November 30, 2019 and August 31, 2019, respectively, because of their short-term natures.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At November 30, 2019 and August 31, 2019 the Company has recorded an allowance for doubtful accounts of $2,981 and $0, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of November 30, 2019 and August 31, 2019, inventory amounted to $1,264 and $3,171, respectively, which consisted of finished goods. During the year ended August 31, 2019 the Company reserved $52,332 for slow moving inventory. No additional reserve was recorded during the three months ended November 30, 2019.

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

Our products are sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment. The Company offers a 14 day return policy on sales.

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component general and administrative expenses in the accompanying financial statements for the three months ended November 30, 2019 and 2018.

Net Income / Loss per Share

Basic income / loss per share amounts are computed based on net income / loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Outstanding options, warrants and convertible debt were excluded from the calculation of diluted income / loss per share during the three months ended September 30, 2019 and September 30, 2018 because their inclusion would have been anti-dilutive. The effect of 3,450,000 warrants and 1,200,000 options is anti-dilutive for the three months end November 30, 2019. The effect of 3,490,000 warrants and 1,200,000 options is anti-dilutive for the three months ended November 30, 2018.

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

The adoption of ASU 2016-02 did not have an impact on our balance sheet, results of operations or balance sheets as we currently do not have any long term corporate office and equipment leases.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three months ended November 30, 2019 and November 30, 2018 amortization expense amounted to $836 and $836 respectively. The domain names are being amortized over a 15 year period.

3. CONVERTIBLE NOTE PAYABLE

On November 6, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture (which was amended and restated on November 11, 2019) in the principal amount of $200,000, for a purchase price of $100,000, resulting in an original issue discount of $100,000. The Company also issued to the investor 4,900,000 shares of common stock valued at $63,700 ($0.013 per share). As amended, the debenture had a maturity date of August 1, 2020 and was convertible into shares of common stock of the Company at a conversion price of $0.006, provided that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.001 (subject to adjustment for stock splits, stock dividends and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company recorded beneficial conversion of $36,300 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Company’s obligation to repay the debenture upon maturity was secured by a security interest in the Company’s URLs pursuant to a security agreement between the Company and the investor.

As of November 30, 2019 the Company recorded a total of $17,844 of expense for the amortization of the original issue discount, beneficial conversion feature and the common stock issued to the note holder. The note was subsequently repaid (see note 8).

4. EQUITY

Common Stock and Preferred Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of November 30, 2019 and August 31, 2019, respectively . 1 share of preferred stock is designated Series B Preferred Stock. 1 share and 0 shares of Series B Preferred Stock are issued and outstanding as of November 30, 2019 and August 31, 2019, respectively. The Series B Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series B Preferred Stock at any time for a redemption price equal to the stated value. The Series B Preferred does not provide the holder with any dividend rights or any liquidation rights, and is not convertible to common stock.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant for $2,000 and was issued the 20,000,000 shares on October 31, 2018. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. See “Warrants” below.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of November 30, 2019 and August 31, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company.

In connection with the letter agreement, on October 3, 2019, the Company filed a Certificate of Designation of Series B Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series B Preferred Stock. See “Common Stock and Preferred Stock” above.

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

On November 6, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture (which was amended and restated on November 11, 2019) in the principal amount of $200,000, for a purchase price of $100,000, resulting in an original issue discount of $100,000. The Company also issued to the investor 4,900,000 shares of common stock valued at $63,700, ($0.013 per share). See Note 3.

Effective November 11, 2019, the Company issued 4,500,000 shares of common stock pursuant to a consulting agreement valued at $40,500 ($0.009 per share).

Warrants

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company during the three months ended November 30, 2018. As of November 30, 2018, $0 remains to be expensed over the remaining vesting period.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three months ended November 30, 2019 and 2018 the Company recognized a gain of ($3,378) and $(1,281,412), respectively due to a remeasurement of this nonemployee award.

On April 16, 2018, the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the three months ended November 30, 2019 and 2018 the Company recognized a gain of ($2,084) and $(115,843), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $161,828 was recognized during the three months ended November 30, 2019 and $54,128 was recognized during the three months ended November 30, 2018. Unamortized expense at November 30, 2019 is $1,893,920 and as of August 31, 2019 is $2,055,748. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur:

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

The following table summarizes the warrant activities during the three months ended November 30, 2019:

	Number of Warrants	Weighted- Average Price Per Share

Outstanding at August 31, 2019	3,330,000	$0.56
Granted	120,000	-
Cancelled or expired	-	-
Exercised	-	-
Outstanding at November 30, 2019	3,450,000	$0.56
Exercisable at November 30, 2019	3,330,000	$0.52
Intrinsic value at November 30, 2019		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date and Re-measurement Date
For the three month ended November 30, 2019
Risk-free interest rate at grant date	1.52% - 1.61%
Expected stock price volatility	326% - 394%
Expected dividend payout	-
Expected life (in years)	2.5 – 4.5

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of four (4) semiannual installments or every six (6) months until July 26, 2019 at an exercise price of $1.00. As of November ,30, 2019 all the options were fully vested. During the three months ended November 30, 2018 the Company recognized a gain of $(368,831).

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2019	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at November 30, 2019	1,200,000	$1.00
Exercisable at November 30, 2019	1,200,000	$1.00
Intrinsic value at November 30, 2019		$-

5. RELATED PARTY TRANSACTIONS

 On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 4.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 4.

6. COMMITMENTS AND CONTINGENCIES

On April 16, 2018 the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. (See note 4). As of November 30, 2019 no commission have been earned under this agreement.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of November 30, 2019 and August 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

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

7. MAJOR CUSTOMERS

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at August 31, 2019 whose balance represented approximately 28%, of total accounts receivables. As of November 30, 2019, no customer amounted to over 10% of accounts receivable. During the three months ended November 30, 2018, no individual customer amounted to over 10% of total sales. During the three months ended November 30, 2019, sales to one customer amounted to 67% of sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

8. SUBSEQUENT EVENTS

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock. The debenture matures April 30, 2020 and is convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company fails to repay the Debenture upon maturity, the conversion price will be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture will bear interest at the rate of 9% per year. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Company’s obligation to repay the debenture upon maturity is secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor.

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019 (the “November 2019 Debenture”), in the original principal amount of $200,000 (see note 3). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs to the holder, and the November 2019 Debenture was deemed paid in full.

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

Results of Operations for the three months ended November 30, 2019 and 2018

Sales

Sales during the three months ended November 30, 2019 were $1,739 compared to $41,431 for the three months ended November 30, 2018. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for three months ended November 30, 2019 and 2018 totaled $241,502 and $(4,078,341), respectively. Option and warrant expense for the three months ended November 30, 2019 and 2018 was $156,366 and $(1,801,526), respectively which was primarily due to the fair value re-measurement of warrants and options. Stock-based compensation for the three months ended November 30, 2019 and 2018 was $40,500 and $120,000, respectively which was a result of common stock issued for services. The Company recorded a gain of $(2,440,768) which was a result of a reduction in expense from forfeited common shares during the three months ended November 30, 2018. Professional fees amounted to $55,375 and $37,995, respectively for the three months ended November 30, 2019 and 2018. The increase in expenses was due to increased legal and professional fees. Consulting expense amounted to $101,500 and $55,500 respectively for the three months ended November 30, 2019 and 2018, respectively. The increase was primarily due to final payment of branding and marketing performed by consultants during the three months ended November 30, 2019. Amortization expense for the three month ended November 30, 2019 and 2018 was $836 and $836, respectively which was a result of amortization of domain names.

Financing Common Share Expense

Pursuant to a securities purchase agreement entered into on June 6, 2018, the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six-month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by the lower financing price. During the three months ended November 30, 2018, the Company was obligated to issue 500,000 shares of common stock valued at $76,000, and recorded the amount as financing common share expense as compared to none in the comparable period in 2019.

Interest Expense

Interest expense on promissory notes for the three months ended November 30, 2019 and 2018 was $17,844 and $84,033, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the three months ended November 30, 2018.

Net Income / (Loss)

For the reasons stated above, our net loss for the three months ended November 30, 2019 totaled ($416,105) , or ($0.00) per share, compared to a net income for the three months ended November 30, 2018 of $3,853,800, or $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2019, we had cash and cash equivalents of $81,865. Net cash used in operating activities for the three months ended November 30, 2019 was $125,978. Our current liabilities as of November 30, 2019 totaled $168,921 and consisted of accounts payable and accrued liabilities of $151,077 and a convertible note payable of $17,844, net of an unamortized discount of $182,156. As of November 30, 2018, we had cash and cash equivalents of $114,234. Net cash used in operating activities for the three months ended November 30, 2018 was $87,550. Our current liabilities as of November 30, 2018 totaled $741,322 consisting of accounts payable and accrued liabilities of $133,386, and convertible note payables-net, unamortized discounts of $607,886.

During the three months ended November 30, 2019, the Company raised $125,000 from the sale of common stock compared to $120,000 for the three months ended November 30, 2018. During the three months ended November 30, 2019, the Company received a total of $100,000, net of original issue discounts of convertible note as compared to none during the comparable three months of 2018. During the three month ended November 30, 2019 the Company repurchased $27,500 of common stock.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended November 30, 2019 and had a working capital deficit at November 30, 2019. This raises substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 11, 2019, the Company issued 4,500,000 shares of common stock for services pursuant to a consulting agreement.

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

BESPOKE EXTRACTS, INC.

Dated: January 21, 2020	By:	/s/ Niquana Noel
Niquana Noel Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)