Form 10-Q
period 2020-02-29
Bespoke Extracts, Inc.
filed 2020-04-09
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

or

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

As of April 8, 2020, there were 110,389,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	February 29,	August 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$45,157	$10,343
Accounts receivable, net	3,636	6,452
Prepaid expense	18,000	17,637
Inventory, net	1,264	3,171
Total current assets	68,057	37,603

Domain names, net of amortization of $10,061 and $8,364, respectively	34,552	41,821
Total assets	$102,609	$79,424

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$96,988	$111,056
Convertible notes - net of unamortized discounts $242,187 and $0, respectively	257,813	-
Total current liabilities	354,801	111,056

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000,000 authorized shares; 1 share issued and outstanding as of February 29, 2020 and 0 shares issued and outstanding at August 31, 2019, respectively
Series A Convertible Preferred Stock, $0.001 par value, 1,000 shares designated; no shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	-	-
Series B Convertible Preferred Stock, $1 par value, 1 authorized share; 1 shares issued and outstanding as of February 29, 2020 and 0 shares issued and outstanding at August 31, 2019, respectively	1	-
Common stock, $0.001 par value: 800,000,000 authorized; 110,388,426 and 78,155,093 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	110,389	78,156
Additional paid-in capital	14,796,446	13,950,095
Common stock payable	76,000	76,000
Accumulated deficit	(15,235,028)	(14,135,883)
Total stockholders’ deficit	(252,192)	(31,632)
Total liabilities and stockholders’ deficit	$102,609	$79,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

Unaudited

	For the three months ended		For the Six months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Sales	$-	$12,509	$1,739	$53,940
Cost of products sold	-	4,280	1,087	15,888
Gross Profit	-	8,229	652	38,052

Operating expenses:
Selling, general and administrative expenses	190,928	239,560	432,430	(3,838,781)
Professional fees	93,411	68,488	148,786	106,483
Consulting	32,000	59,000	133,500	114,500
Amortization expense and impairment of domain name	1,150	837	1,986	1,673
Total operating expenses	317,489	367,885	716,702	(3,616,125)

Income / (Loss) from operations	(317,489)	(359,656)	(716,050)	3,654,177

Other expense
Financing common share expense	-	-	-	(76,000)
Loss on settlement of debt	(89,595)	-	(89,595)	-
Interest expense and amortization of debt discount	(275,656)	(148,879)	(293,500)	(232,912)
Total other expense	(365,251)	(148,879)	(383,095)	(308,912)

Income / (Loss) before income tax	(682,740)	(508,535)	(1,099,145)	3,345,265
Provision for income tax	-	-	-	-
Net Income / (Loss)	$(682,740)	$(508,535)	$(1,099,145)	$3,345,265

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	109,055,093	52,133,342	97,749,658	48,551,147

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

Unaudited

	For the Six months ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities
Net Income / (Loss)	$(1,099,145)	$3,345,265
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization and impairment expense of domain names	1,986	1,672
Amortization of debt discounts	293,500	190,162
Bad debt expense	2,981	-
Loss on settlement of debt	89,595	-
Gain on forfeited unvested employee stock award (net of cash paid of $1,600)	-	(2,440,768)
Option and warrant expense	316,585	(1,629,580)
Common stock issued for services	40,500	120,000
Make good common share expense	-	76,000
Changes in operating assets and liabilities:
Accounts receivable	(165)	(4,009)
Inventory	(363)	7,673
Prepaid expense	1,907	3,412
Accounts payable and accrued liabilities	9,933	73,492
Net Cash used in operating activities	(342,686)	(256,681)

Cash flow from financing activities
Proceeds from the issuance of convertible debt	400,000	-
Proceeds from exercise of warrants for cash	-	2,000
Repayment of debt	(120,000)	-
Repurchase of common stock	(27,500)	-
Sale of common stock	125,000	285,000
Net cash provided by financing activities	377,500	287,000

Net increase in cash and cash equivalents	34,814	30,319
Cash and cash equivalents at beginning of period	10,343	79,784
Cash and cash equivalents at end of period	$45,157	$110,103

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$281,300	$-
Stock issued with convertible debt	$118,700	$-
Preferred stock issued for the conversion of accrued salary	$24,000	$-
Assignment of URL for settlement of debt	$5,282	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Three and Six Months Ended February 29, 2020 and February 28, 2019

Unaudited

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance November 30, 2018 (Unaudited)	—	$—	—	$—	49,902,712	$49,903	$12,238,907	$76,000	$(12,862,844)	$(498,034)

Sale of common stock	-	-	-	-	6,966,667	6,967	158,033	-	-	165,000

Options and warrant expense	-	-	-	-	-	-	171,946	-	-	171,946

Net loss for the three months ended February 28, 2019	-	-	-	-	-	-	-	-	(508,535)	(508,535)

Balance February 28. 2019 (Unaudited)	—	$—	—	$—	56,869,379	$56,870	$12,568,886	$76,000	$(13,371,379)	$(669,623)

Balance November 30, 2019 (Unaudited)	—	$—	1	$1	105,388,426	$105,389	$14,341,227	$76,000	$(14,552,288)	$(29,671)

Option and warrant expense	-	-	-	-			160,219	-	-	160,219

Common stock issued with debt	-	-	-	-	5,000,000	5,000	50,000	-	-	55,000

Beneficial conversion feature on convertible debt	-	-	-	-	-	-	245,000	-	-	245,000

Net loss for the three months ended February 29, 2020	-	-	-	-	-	-	-	-	(682,740)	(682,740)

Balance February 29. 2020 (Unaudited)	—	$—	1	$1	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Three and Six Months Ended February 29, 2020 and February 28, 2019

Unaudited

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2018	—	$—	—	$—	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	-	-	8,966,667	8,967	276,033	-	-	285,000

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	-	-	(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	-	-	20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	-	-	1,000,000	1,000	119,000	-	-	120,000

Option and warrant expense	-	-	-	-	-	-	(1,629,580)	-	-	(1,629,580)

Financing common share expense	-	-	-	-	-	-	-	76,000	-	76,000

Net income for the six months ended February 28, 2019	-	-	-	-	-	-	-	-	3,345,265	3,345,265

Balance February 28, 2019 (unaudited)	—	$—	—	$—	56,869,379	$56,870	$12,568,886	$76,000	$(13,371,379)	$(669,623)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Three and Six Months Ended February 29, 2020 and February 28, 2019

Unaudited

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2019	—	$—	—	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1	-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-	20,833,333	20,833	104,167	-	-	125,000

Common stock issued for services	-	-	-	-	4,500,000	4,500	36,000	-	-	40,500

Warrant expense	-	-	-	-	-	-	316,585	-	-	316,585

Common stock issued with debt	-	-	-	-	9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-	-	-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-	-	-	-	-	281,300	-	-	281,300

Net loss for the six months ended February 29, 2020	-	-	-	-	-	-	-	-	(1,099,145)	(1,099,145)

Balance February 29, 2020 (Unaudited)	—	$—	1	$1	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 29, 2020 may not necessarily be indicative of the results that may be expected for the year ending August 31, 2020.

For further information, refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2019.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit for the six months ended and as of February 29, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At February 29, 2020 and August 31, 2019, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and convertible note payable approximate their fair values as of February 29, 2020 and August 31, 2019, respectively, because of their short-term natures.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At February 29, 2020 and August 31, 2019 the Company has recorded an allowance for doubtful accounts of $2,981 and $0, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of February 29, 2020 and August 31, 2019, inventory amounted to $1,264 and $3,171, respectively, which consisted of finished goods. During the year ended August 31, 2019 the Company reserved $52,332 for slow moving inventory. No additional reserve was recorded during the six months ended February 29, 2020.

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

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component general and administrative expenses in the accompanying financial statements for the three and six months ended February 29, 2020 and February 28, 2019.

Net Income / Loss per Share

Basic income / loss per share amounts are computed based on net income / loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,450,000 warrants and 1,200,000 options is anti-dilutive for the three and six months end February 29, 2020. The effect of 3,490,000 warrants and 1,200,000 options is anti-dilutive for the three and six months ended February 28, 2019.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three and six months ended February 29, 2020 amortization expense amounted to $861 and $1,697, respectively. For the three and six months ended February 28, 2019 amortization expense amounted to $837 and $1,672, respectively. The domain names are being amortized over a 15 year period. During the three and six months ended February 29, 2020, the Company recorded an impairment expense of $289 for expired domain names.

On December 24, 2019, the Company repaid a note holder $120,000, and transferred certain URLs valued at $5,282 to the holder (See note 3.)

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

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $17,843 and $35,687, respectively were recorded during the three and six months ended February 29, 2020. The Company recognized a loss on settlement of debt of $89,595 during the three and six months ended February 29, 2020.

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture matures April 30, 2020 and is convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company fails to repay the debenture upon maturity, the conversion price will be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture will bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity is secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the three and six months ended February 29, 2020 the Company recorded amortization of debt discount of $257,813.

4. EQUITY

Common Stock and Preferred Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of February 29, 2020 and August 31, 2019, respectively. 1 share of preferred stock is designated Series B Preferred Stock. 1 share and 0 shares of Series B Preferred Stock are issued and outstanding as of February 29, 2020 and August 31, 2019, respectively. The Series B Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series B Preferred Stock at any time for a redemption price equal to the stated value. The Series B Preferred does not provide the holder with any dividend rights or any liquidation rights, and is not convertible to common stock.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of February 29, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company. Ms. Noel subsequently exchanged this one share of Series B Preferred for 1 one share of newly created Series C Preferred Stock. See Note 8.

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

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share).

Warrants

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company during the six months ended February 28, 2019. As of February 28, 2019, $0 remains to be expensed over the remaining vesting period.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three and six months ended February 29, 2020 the Company recognized a gain of $0 and $(3,378), respectively due to a remeasurement of this nonemployee award.   During the three and six months ended February 28, 2019 the Company recognized a (gain) / expense of $(8,363) and $(1,273,049), respectively due to a remeasurement of this nonemployee award.

On April 16, 2018, the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the three and six months ended February 29, 2020 the Company recognized an expense / gain of $179 and ($1,905), respectively due to a remeasurement of this nonemployee award.  The warrants may be exercised on a cashless basis.  During the three and months ended February 28, 2019 the Company recognized a (gain) / expense of $8,225 and $(107,618), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel will serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary is $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $160,040 and $321,868 and was recognized during the three and six months ended February 29, 2020. The fair value of this award was determined to be $2,598,138 of which $162,384 and $216,512 was recognized during the three and six months ended February 28, 2019, respectively

Unamortized expense at February 29, 2020 is $1,733,871 and as of August 31, 2019 is $2,055,748. The shares received upon the exercise of the warrants are subject to forfeiture over a service period of four years. The shares will be required to be returned to the Company as follows and the Company accounts for forfeitures when they occur:

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

The following table summarizes the warrant activities during the six months ended February 29, 2020:

	Number of Warrants	Weighted- Average Price Per Share

Outstanding at August 31, 2019	3,330,000	$0.56
Granted	120,000	0.60
Cancelled or expired	-	-
Exercised	-	-
Outstanding at February 29, 2020	3,450,000	$0.56
Exercisable at February 29, 2020	3,450,000	$0.56
Intrinsic value at February 29, 2020		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date and Re-measurement Date
For the six month ended February 29, 2020
Risk-free interest rate at grant date	1.30% - 1.62%
Expected stock price volatility	314% - 394%
Expected dividend payout	-
Expected life (in years)	2.50 – 4.50

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of four (4) semiannual installments or every six (6) months until July 26, 2019 at an exercise price of $1.00. As of February 29, 2020 all the options were fully vested..  During the three and six months ended February 28, 2019 the Company recognized a gain of $(7,419) and $(376,250), respectively.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2019	1,200,000	$1.00
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at February 29, 2020	1,200,000	$1.00
Exercisable at February 29, 2020	1,200,000	$1.00
Intrinsic value at February 29, 2020		$-

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

6. COMMITMENTS AND CONTINGENCIES

On April 16, 2018 the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $0.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company agreed to pay to the consultant 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. (See note 4). As of February 29, 2020 no commission have been earned under this agreement. As of February 29, 2020 the agreement has expired.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of February 29, 2020 and August 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

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

7. MAJOR CUSTOMERS

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at August 31, 2019 whose balance represented approximately 28%, of total accounts receivables. As of February 29, 2020, no customer amounted to over 10% of accounts receivable. During the three and six months ended February 29, 2020, no individual customer amounted to over 10% of total sales. During the three and six months ended February 28, 2019, no individual customer amounted to over 10% of total sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

8. SUBSEQUENT EVENTS

On March 25, 2020, Company entered into a letter agreement with Niquana Noel, the Company’s chief executive officer. Pursuant to the agreement, Ms. Noel exchanged 1 share of Series B Preferred Stock of the Company for one share of newly created Series C Preferred Stock of the Company.

In connection with the letter agreement, on March 25, 2020, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series C Preferred Stock. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. The Series C Preferred Stock has a liquidation preference equal to the stated value, does not provide the holder with any dividend rights and is not convertible to common stock.

The COVID-19 pandemic may negatively affect our operations, including by limiting access to our facilities, customers, management, and professional advisors. These factors, in turn, may negatively impact our operations, financial condition and demand for our products, and our ability to raise capital on acceptable terms, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility, lack of liquidity or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Insufficient revenues to cover operating costs;

●	The effect of the COVID-19 pandemic on our operations, including as it may limit access to our facilities, customers, management, and professional advisors, and negatively impact demand for our products, and ability to raise capital on acceptable terms or at all.

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

Results of Operations for the three months ended February 29, 2020 and February 28, 2019

Sales

Sales during the three months ended February 29, 2020 were $0 compared to $12,509 for the three months ended February 28, 2019. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for three month ended February 29, 2020 and three months ended February 28, 2019 totaled $190,928 and $239,560, respectively. Option and warrant expense for the three months ended February 29, 2020 and February 28, 2019 was $160,219 and $171,946, respectively which was primarily due to the fair value re-measurement of warrants and options.. Professional fees amounted to $93,411 and $68,488, respectively for the three months ended February 29, 2020 and February 28, 2019. The increase in expenses was due to increased legal fees for an offering we did not complete. Consulting expense amounted to $32,000 and $59,000 respectively for the three months ended February 29, 2020 and February 28, 2019, respectively. The decrease was primarily due to additional consultants for branding and marketing performed by consultants during the three months ended February 28, 2019 Amortization expense and impairment of domain names for the three month ended February 29, 2020 and February 28, 2019 was $1,150 and $837, respectively which was a result of amortization of domain names.

Loss on settlement of debt

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $17,843 was recorded during the three months ended February 29, 2020. The Company recognized a loss on settlement of debt of $89,595 during the three months ended February 29, 2020.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount on promissory notes for the three months ended February 29, 2020 and February 28, 2019 was $275,656 and $148,879, respectively. The increase was due to the amortization expense for the warrants and beneficial conversion associated with those notes issued into during the three months ended February 29, 2020.

Net Income / (Loss)

For the reasons stated above, our net loss for the three months ended February 29, 2020 totaled ($682,740) , or ($0.01) per share, compared to a net loss for the three months ended February 28, 2019 of ($508,535), or ($0.01) per share.

Results of Operations for the six months ended February 29, 2020 and February 28, 2019

Sales

Sales during the six months ended February 29, 2020 were $1,739 compared to $53,940 for the six months ended February 28, 2019. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for six month ended February 29, 2020 and six months ended February 28, 2019 totaled $432,430 and $(3,838,781), respectively. Option and warrant expense for the six months February 29, 2020 and February 28, 2019 was $316,585 and $(1,629,580), respectively which was primarily due to the fair value re-measurement of warrants and options. Stock-based compensation for the six months ended February 29, 2020 and February 28, 2019 was $40,500 and $120,000, respectively which was a result of common stock issued for services. The Company recorded a gain of $(2,440,768) which was a result of a reduction in expense from forfeited common shares during the six months ended February 28, 2019. Professional fees amounted to $148,786 and $106,483, respectively for the six months ended February 29, 2020 and February 28, 2019. The increase in expenses was due to increased legal fees from an offering we did not complete. Consulting expense amounted to $133,500 and $114,500 respectively for the six months ended February 29, 2020 and February 28, 2019, respectively. The increase was primarily due to final payment of branding and marketing performed by consultants during the six months ended February 29, 2020. Amortization expense and impairment of domain names for the six month ended February 29, 2020 and February 28, 2019 was $1,986 and $1,673, respectively which was a result of amortization of domain names.

Financing Common Share Expense

Pursuant to a securities purchase agreement entered into on June 6, 2018, the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six-month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by the lower financing price. During the six months ended February 28, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000, and recorded the amount as financing common share expense as compared to none in the comparable period in 2019.

Loss on settlement of debt

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $35,687 was recorded during the six months ended February 29, 2020. The Company recognized a loss on settlement of debt of $89,595 during the six months ended February 29, 2020.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount on promissory notes for the six months ended February 29, 2020 and February 28, 2019 was $293,500 and $232,912, respectively. The increase was due to the amortization expense for the warrants and beneficial conversion associated with those notes issued into during the six months ended February 29, 2020.

Net Income / (Loss)

For the reasons stated above, our net loss for the six months ended February 29, 2020 totaled ($1,099,145) , or ($0.01) per share, compared to a net income for the six months ended February 28, 2019 of $3,345,265, or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2020, we had cash and cash equivalents of $45,157. Net cash used in operating activities for the six months ended February 29, 2020 was $342,686. Our current liabilities as of February 29, 2020 totaled $354,801 and consisted of accounts payable and accrued liabilities of $96,988 and a convertible note payable of $257,813, net of an unamortized discount of $242,187. As of February 28, 2019, we had cash and cash equivalents of $110,103. Net cash used in operating activities for the six months ended February 28, 2019 was $256,681.

During the six months ended February 29, 2020, the Company raised $125,000 from the sale of common stock compared to $285,000 for the six months ended February 28, 2019. During the six months ended February 29, 2020, the Company received a total of $400,000, net of original issue discounts of convertible note and repaid $120,000 as compared to none during the comparable six months ending February 28, 2019. During the six month ended February 29, 2020 the Company repurchased $27,500 of common stock.

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the six months ended February 29, 2020 and had a working capital deficit at February 29, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

In addition, the COVID-19 pandemic may negatively affect our operations, including by limiting access to our facilities, customers, management, and professional advisors. These factors, in turn, may negatively impact our operations, financial condition and demand for our products, and our ability to raise capital on acceptable terms, or at all.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor are any of our property currently the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

BESPOKE EXTRACTS, INC.

Dated: April 9, 2020	By:	/s/ Niquana Noel
Niquana Noel Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)