Form 10-Q
period 2020-05-31
Bespoke Extracts, Inc.
filed 2020-07-09
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

As of July 8, 2020, there were 153,389,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	May 31,	August 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$301	$10,343
Accounts receivable, net	3,636	6,452
Prepaid expense	11,500	17,637
Inventory, net	1,264	3,171
Total current assets	16,701	37,603

Domain names, net of amortization of $10,061 and $8,364, respectively	33,742	41,821
Total assets	$50,443	$79,424

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$41,181	$111,056
Convertible notes - net of unamortized discounts $0 and $0, respectively	500,000	-
Total current liabilities	541,181	111,056

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 and 0 share issued and outstanding as of May 31, 2020 and August 31,2019, respectively
Series A Convertible Preferred Stock, $0.001 par value, 1,000 designated shares; no shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	-	-
Series B Preferred Stock, $1 par value, 1 share designated; 0 shares issued and outstanding as of May 31, 2020 and 0 shares issued and outstanding as of August 31, 2019, respectively, stated value $24,000.	-	-
Series C Preferred Stock, $1 par value, 1 share designated; 1 share issued and outstanding as of May 31, 2020 and 0 shares issued and outstanding as of August 31, 2019, respectively, stated value $24,000.	1	-
Common stock, $0.001 par value: 800,000,000 shares authorized; 130,388,426 and 78,155,093 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	130,389	78,156
Additional paid-in capital	17,992,634	13,950,095
Common stock payable	76,000	76,000
Accumulated deficit	(18,689,762)	(14,135,883)
Total stockholders’ deficit	(490,738)	(31,632)
Total liabilities and stockholders’ deficit	$50,443	$79,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

Unaudited

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Sales	$-	$1,874	$1,739	$55,814
Cost of products sold	-	1,378	1,087	17,266
Gross Profit	-	496	652	38,548

Operating expenses:
Selling, general and administrative expenses	3,161,806	153,568	3,594,236	(3,685,213)
Professional fees	25,367	35,308	174,153	141,791
Consulting	24,562	132,100	158,062	246,600
Amortization expense and impairment of domain name	811	836	2,797	2,509
Total operating expenses	3,212,546	321,812	3,929,248	(3,294,313)

Income / (Loss) from operations	(3,212,546)	(321,316)	(3,928,596)	3,332,861

Other expense
Financing common share expense	-	-	-	(76,000)
Loss on settlement of debt	-	-	(89,595)	-
Interest expense and amortization of debt discount	(242,188)	(124,560)	(535,688)	(357,472)
Total other expense	(242,188)	(124,560)	(625,283)	(433,472)

Income / (Loss) before income tax	(3,454,734)	(445,876)	(4,553,879)	2,899,389
Provision for income tax	-	-	-	-
Net Income / (Loss)	$(3,454,734)	$(445,876)	$(4,553,879)	$2,899,389

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	111,910,165	66,826,522	105,433,560	54,709,881

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

Unaudited

	For the nine months ended
	May 31,	May 31,
	2020	2019
Cash flows from operating activities
Net Income / (Loss)	$(4,553,879)	$2,899,389
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization and impairment expense of domain names	2,797	2,509
Amortization of debt discounts	535,687	298,147
Bad debt expense	2,981	3,304
Loss on settlement of debt	89,595	-
Gain on forfeited unvested employee stock award (net of cash paid of $1,600)	-	(2,440,768)
Option and warrant expense	3,467,440	(1,540,710)
Common stock issued for services	40,500	181,950
Financing common share expense	-	76,000
Changes in operating assets and liabilities:
Accounts receivable	(165)	(3,947)
Inventory	1,907	9,037
Prepaid expense	6,137	16,589
Accounts payable and accrued liabilities	(542)	125,703
Net Cash used in operating activities	(407,542)	(372,797)

Cash flow from financing activities
Proceeds from the issuance of convertible debt	400,000	-
Proceeds from exercise of warrants and options for cash	20,000	2,000
Repayment of debt	(120,000)	-
Repurchase of common stock	(27,500)	-
Sale of common stock	125,000	405,500
Net cash provided by financing activities	397,500	407,500

Net increase / (decrease) in cash and cash equivalents	(10,042)	34,703
Cash and cash equivalents at beginning of period	10,343	79,784
Cash and cash equivalents at end of period	$301	$114,487

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount beneficial conversion feature	$281,300	$-
Stock issued with convertible debt	$118,700	$978,340
Preferred stock issued for the conversion of accrued salary	$24,000	$-
Capital contribution of accrued salary - related party	$45,333	$-
Assignment of URL for settlement of debt	$5,282	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Equity / (Deficit)

For The Three and Nine Months Ended May 31, 2020 and 2019

Unaudited

For The Three Months Ended May 31, 2019

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance February 28, 2019 (Unaudited)	-	$-	-	$-	-	$-	56,869,379	$56,870	$12,568,886	$76,000	$(13,371,379)	$(669,623)

Sale of common stock	-	-	-	-	-	-	5,585,714	5,586	114,914	-	-	120,500

Options and warrant expense	-	-	-	-	-	-	-	-	88,870	-	-	88,870

Common stock issued for services	-	-	-	-	-	-	1,000,000	1,000	60,950	-	-	61,950

Conversion of debt to common stock	-	-	-	-	-	-	14,000,000	14,000	964,340	-	-	978,340

Net loss for the three months ended May 31, 2019	-	-	-	-	-	-	-	-	-	-	(445,876)	(445,876)

Balance May 31, 2019 (Unaudited)	-	$-	-	$-	-	$-	77,455,093	$77,456	$13,797,960	$76,000	$(13,817,255)	$134,161

For The Three Months Ended May 31, 2020

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance February 29, 2020 (Unaudited)	-	$-	1	$1	-	$-	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

Option and warrant expense	-	-	-	-					3,150,855	-	-	3,150,855

Exercise of stock options	-	-	-	-			20,000,000	20,000	-	-	-	20,000

Exchange of preferred stock			(1)	(1)	1	1	-	-	-	-	-	-

Capital contribution of accrued salary - related party	-	-	-	-			-	-	45,333	-	-	45,333

Net loss for the three months ended May 31, 2020	-	-	-	-	-	-	-	-	-	-	(3,454,734)	(3,454,734)
Balance May 31. 2020 (Unaudited)	-	$-	-	$-	1	$1	130,388,426	$130,389	$17,992,634	$76,000	$(18,689,762)	$(490,738)

For The Nine Months Ended May 31, 2019

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2018	-	$-	-	$-	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-	-	-			14,552,381	14,553	390,947	-	-	405,500

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-	-	-			(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-	-	-			20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-	-	-			2,000,000	2,000	179,950	-	-	181,950

Option and warrant expense	-	-	-	-			-	-	(1,540,710)	-	-	(1,540,710)

Conversion of debt to common stock	-	-	-	-			14,000,000	14,000	964,340	-	-	978,340

Financing common share expense	-	-	-	-			-	-	-	76,000	-	76,000

Net income for the nine months ended May 31, 2019	-	-	-	-	-	-	-	-	-	-	2,899,389	2,899,389

Balance May 31, 2019 (unaudited)	-	$-	-	$-	$-	$-	77,455,093	$77,456	$13,797,960	$76,000	$(13,817,255)	$134,161

For The Nine Months Ended May 31, 2020

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2019	-	$-	-	$-	-	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1			-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-			20,833,333	20,833	104,167	-	-	125,000

Exercise of stock options	-	-	-	-			20,000,000	20,000	-	-	-	20,000

Exchange of preferred stock			(1)	(1)	1	1	-	-	-	-	-	-

Common stock issued for services	-	-	-	-			4,500,000	4,500	36,000	-	-	40,500

Options and Warrant expense	-	-	-	-			-	-	3,467,440	-	-	3,467,440

Capital contribution of accrued salary - related party	-	-	-	-			-	-	45,333	-	-	45,333

Common stock issued with debt	-	-	-	-			9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-	-	-			(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-	-	-			-	-	281,300	-	-	281,300

Net loss for the nine months ended May 31, 2020	-	-	-	-	-	-	-	-	-	-	(4,553,879)	(4,553,879)
Balance May 31, 2020 (Unaudited)	-	$-	-	$-	1	$1	130,388,426	$130,389	$17,992,634	$76,000	$(18,689,762)	$(490,738)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2020 may not necessarily be indicative of the results that may be expected for the year ending August 31, 2020.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2019.

Certain prior period amounts have been reclassified to conform to current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit for the nine months ended and as of May 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repaying its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and accompanying notes. Significant estimates include the assumption used in the valuation of equity-based transactions, valuation of intangible assets, allowance for doubtful accounts and inventory valuation and reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At May 31, 2020 and August 31, 2019, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and convertible note payable approximate their fair values as of May 31, 2020 and August 31, 2019, respectively, because of their short-term natures.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At May 31, 2020 and August 31, 2019 the Company has recorded an allowance for doubtful accounts of $2,981 and $0, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of May 31, 2020 and August 31, 2019, inventory amounted to $1,264 and $3,171, respectively, which consisted of finished goods. During the year ended August 31, 2019 the Company reserved $52,332 for slow moving inventory. No additional reserve was recorded during the nine months ended May 31, 2020.

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

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component general and administrative expenses in the accompanying financial statements for the three and nine months ended May 31, 2020 and May 31, 2019.

Net Income / Loss per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,450,000 warrants and 81,200,000 options is anti-dilutive for the three and nine months end May 31, 2020. The effect of 3,330,000 warrants and 1,200,000 options is anti-dilutive for the three and nine months ended May 31, 2019.

Change of Control

On April 16, 2020, Niquana Noel sold 1 outstanding share of Series C Preferred Stock of the Company to Danil Pollack for $24,000 in a private transaction. The Series C Preferred Stock entitles the holder to 51% of the voting power of the Company’s stockholders, and the stock sale thus resulted in a change in control of the Company.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the three and nine months ended May 31, 2020 amortization expense amounted to $811 and $2,508, respectively. For the three and nine months ended May 31, 2019 amortization expense amounted to $836 and $2,509, respectively. The domain names are being amortized over a 15 year period. During the nine months ended May 31, 2020, the Company recorded an impairment expense of $289 for expired domain names.

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

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $0 and $35,688, respectively were recorded during the three and nine months ended May 31, 2020. The Company recognized a loss on settlement of debt of $0 and $89,595, respectively during the three and nine months ended May 31, 2020.

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and is convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company fails to repay the debenture upon maturity, the conversion price will be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture will bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the three and nine months ended May 31, 2020 the Company recorded amortization of debt discount of $242,188 and $500,000 respectively. On April 23, 2020, the Company entered into an amendment to the security agreement, dated December 24, 2019 the Security Agreement Amendment, between the Company and the holder of the Company’s original issue discount convertible debenture, dated December 24, 2019. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The security agreement Amendment was entered into with The Vantage Group Ltd., as the purchaser of the debenture from the original holder. Vantage is owned by Lyle Hauser, an adviser to the Company and formerly a significant stockholder of the Company. On May 28, 2020, the Company entered into an amendment to the original issue discount convertible debenture, dated December 24, 2019, between the Company and The Vantage Group Ltd., the holder of the debenture. Pursuant to the debenture amendment, the maturity date of the debenture was extended to August 31, 2020.

4. EQUITY

Common Stock and Preferred Stock

The Company has authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of May 31, 2020 and August 31, 2019, respectively. 1 share of preferred stock was designated Series B Preferred Stock. 0 shares of Series B Preferred Stock are issued and outstanding as of May 31, 2020 and August 31, 2019, respectively. The Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock. 1 share and 0 shares of Series C Preferred Stock are issued and outstanding as of May 31, 2020 and August 31, 2019, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary was $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant for $2,000 and was issued the 20,000,000 shares on October 31, 2018. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of four years. See “Warrants” below.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of May 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company. Ms. Noel subsequently exchanged this one share of Series B Preferred for 1 one share of newly created Series C Preferred Stock. See Note 5.

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

In connection with the letter agreement, on March 25, 2020, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series C Preferred Stock. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. The Series C Preferred Stock has a liquidation preference equal to the stated value, does not provide the holder with any dividend rights and is not convertible to common stock. On April 16, 2020, Niquana Noel sold 1 outstanding share of Series C Preferred Stock of the Company to Danil Pollack for $24,000 in a private transaction. The Series C Preferred Stock entitles the holder to 51% of the voting power of the Company’s stockholders, and the stock sale thus resulted in a change in control of the Company.

Warrants

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which will be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the terms and conditions of the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company during the nine months ended May 31, 2019. As of May 31, 2019, $0 remains to be expensed over the remaining vesting period.

On March 2, 2018 the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants per month (an aggregate of 3,600,000 warrants) with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years.  During the three and nine months ended May 31, 2020 the Company recognized a gain of $0 and $(3,378), respectively due to a remeasurement of this nonemployee award.   During the three and nine months ended May 31, 2019 the Company recognized a (gain) / expense of $(179,422) and $(1,452,203), respectively due to a remeasurement of this nonemployee award. On March 2, 2019 the agreement was terminated.

On April 16, 2018, the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term is 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants will have an exercise price of $.30, and if the consultant generates more than $20,000 in monthly sales, the warrants may be exchanged in “cashless exercise”. Additionally, the Company shall pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term is 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the three and nine months ended May 31, 2020 the Company recognized an expense / (gain) of $0 and ($1,905), respectively due to a remeasurement of this nonemployee award.  The warrants may be exercised on a cashless basis.  During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $12,499 and $(95,119), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary was $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $160,040 and $321,868 and was recognized during the three and nine months ended May 31, 2020. The fair value of this award was determined to be $2,598,138 of which $1,733,880 and $2,055,748 was recognized during the three and nine months ended May 31, 2020, respectively. During the three and nine months ended May 31, 2019 $162,272 and $378,784 was recognized, respectively.

On April 20, 2020, the Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the letter agreement, Ms. Noel waived $45,333 of accrued but unpaid compensation owed to her in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

The following table summarizes the warrant activities during the nine months ended May 31, 2020:

	Number of Warrants	Weighted- Average Price Per Share

Outstanding at August 31, 2019	3,330,000	$0.56
Granted	120,000	0.60
Cancelled or expired	-	-
Exercised	-	-
Outstanding at May 31, 2020	3,450,000	$0.56
Exercisable at May 31, 2020	3,450,000	$0.56
Intrinsic value at May 31, 2020		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date and Re-measurement Date
For the nine month ended May 31, 2020
Risk-free interest rate at grant date	1.30% - 1.62%
Expected stock price volatility	314% - 394%
Expected dividend payout	-
Expected life (in years)	2.50 – 4.50

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of four (4) semiannual installments or every six (6) months until July 26, 2019 at an exercise price of $1.00. As of May 31, 2020 all the options were fully vested.  During the three and nine months ended May 31, 2019 the Company recognized an expense / (gain) of $91,939 and $(284,311), respectively.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized an expense of $1,416,975 during the three and nine months ended May 31, 2020. On May 22, 2020 Mr. Pollack exercised 20,000,000 stock options for $20,000.

	Number of Options	Weighted- Average Price Per Share
Outstanding at August 31, 2019	1,200,000	$1.00
Granted	100,000,000	.001
Canceled or expired	-	-
Exercised	(20,000,000)	.001
Outstanding at May 31, 2020	81,200,000	$.02
Exercisable at May 31, 2020	81,200,000	$.02
Intrinsic value at May 31, 2020		$1,280,000

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the nine month ended May 31, 2020
Risk-free interest rate at grant date	.15%
Expected stock price volatility	262%
Expected dividend payout	-
Expected life (in years)	.50

5. RELATED PARTY TRANSACTIONS

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 4.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 4.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. On May 22, 2020 Mr. Pollack exercised 20,000,000 stock options for $20,000. See Note 4.

On March 25, 2020, Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged 1 share of Series B Preferred Stock of the Company for one share of newly created Series C Preferred Stock of the Company. See Note 4.

In connection with the letter agreement, on March 25, 2020, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series C Preferred Stock. See Note 4.

6. COMMITMENTS AND CONTINGENCIES

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of May 31, 2020 and August 31, 2019 the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

The COVID-19 pandemic may negatively affect our operations, including by limiting access to our facilities, customers, management, and professional advisors. These factors, in turn, may negatively impact our operations, financial condition and demand for our products, and our ability to raise capital on acceptable terms, or at all.

7. MAJOR CUSTOMERS

There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at August 31, 2019 whose balance represented approximately 28%, of total accounts receivables. As of May 31, 2020, no customer amounted to over 10% of accounts receivable. During the three and nine months ended May 31, 2020, no individual customer amounted to over 10% of total sales. During the three and nine months ended May 31, 2019, no individual customer amounted to over 10% of total sales. The loss of business from one or a combination of the Company’s significant customers, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

8. SUBSEQUENT EVENTS

On June 19, 2020, the Company issued 23,000,000 shares of common stock, for a purchase price of $0.001 per share to Danil Pollack, the Company’s chief executive officer, for aggregate gross proceeds of $23,000. The Company issued such shares upon Mr. Pollack’s exercise of his right to purchase granted under Mr. Pollack’s employment agreement.

On June 30, 2020, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Secretary of State of Nevada, pursuant to which the Company withdrew its Series B Preferred Stock.

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

Results of Operations for the three months ended May 31, 2020 and May 31, 2019

Sales

Sales during the three months ended May 31, 2020 were $0 compared to $1,874 for the three months ended May 31, 2019. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for three months ended May 31, 2020 and three months ended May 31, 2019 were $3,161,806 and $153,568, respectively. Option and warrant expense for the three months ended May 31, 2020 and May 31, 2019 was $3,150,855 and $88,870, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our new President and CEO. Professional fees amounted to $25,367 and $35,308, respectively for the three months ended May 31, 2020 and May 31, 2019. The decrease in expenses was due to decreased accounting fees. Consulting expense amounted to $24,562 and $132,100 respectively for the three months ended May 31, 2020 and May 31, 2019, respectively. The decrease was primarily due to additional consultants for branding and marketing performed by consultants during the three months ended May 31, 2019. Amortization expense and impairment of domain names for the three month ended May 31, 2020 and May 31, 2019 was $811 and $836, respectively which was a result of amortization of domain names.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount on promissory notes for the three months ended May 31, 2020 and May 31, 2019 was $242,188 and $124,560, respectively. The increase was due to the amortization expense for the warrants and beneficial conversion associated with notes issued during the three months ended May 31, 2020.

Net Income / (Loss)

For the reasons stated above, our net loss for the three months ended May 31, 2020 was ($3,454,734) , or ($0.03) per share, compared to a net loss for the three months ended May 31, 2019 of ($445,876), or ($0.01) per share.

Results of Operations for the nine months ended May 31, 2020 and May 31, 2019

Sales

Sales during the nine months ended May 31, 2020 were $1,739 compared to $55,814 for the nine months ended May 31, 2019. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for nine month ended May 31, 2020 and nine months ended May 31, 2019 were $3,594,236 and $(3,685,213), respectively. Option and warrant expense for the nine months May 31, 2020 and May 31, 2019 was $3,467,440 and $(1,540,710), respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our new President and CEO. Stock-based compensation for the nine months ended May 31, 2020 and May 31. 2019 was $40,500 and $181,950, respectively which was a result of common stock issued for services. The Company recorded a gain of $(2,440,768) which was a result of a reduction in expense from forfeited common shares during the nine months ended May 31, 2019. Professional fees amounted to $174,153 and $141,791, respectively for the nine months ended May 31, 2020 and May 31, 2019. The increase in expenses was due to increased legal and accounting fees. Consulting expense amounted to $158,062 and $246,600 respectively for the nine months ended May 31, 2020 and May 31, 2019, respectively. The decrease was primarily due to final payment of branding and marketing performed by consultants during the nine months ended May 31, 2020 which were expensed throughout the nine months ended May 31, 2019. Amortization expense and impairment of domain names for the nine month ended May 31, 2020 and May 31, 2019 was $2,797 and $2,509, respectively which was a result of amortization of domain names.

Financing Common Share Expense

Pursuant to a securities purchase agreement entered into on June 6, 2018, the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six-month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by the lower financing price. During the nine months ended May 31, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000, and recorded the amount as financing common share expense as compared to none in the comparable period in 2020.

Loss on settlement of debt

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $35,687 was recorded during the nine months ended May 31, 2020. The Company recognized a loss on settlement of debt of $89,595 during the nine months ended May 31, 2020.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount on promissory notes for the nine months ended May 31, 2020 and May 31, 2019 was $535,688 and $357,472, respectively. The increase was due to the amortization expense for the warrants and beneficial conversion associated with notes issued during the nine months ended May 31, 2020.

Net Income / (Loss)

For the reasons stated above, our net loss for the nine months ended May 31, 2020 totaled ($4,553,879) , or ($0.04) per share, compared to a net income for the nine months ended May 31, 2019 of $2,899,389, or $0.05 per share.

Liquidity and Capital Resources

As of May 31, 2020, we had cash and cash equivalents of $301. Net cash used in operating activities for the nine months ended May 31, 2020 was $407,542. Our current liabilities as of May 31, 2020 totaled $541,181 and consisted of accounts payable and accrued liabilities of $41,181 and a convertible note payable of $500,000. As of May 31, 2019, we had cash and cash equivalents of $114,487. Net cash used in operating activities for the nine months ended May 31, 2019 was $372,797.

During the nine months ended May 31, 2020, the Company raised $125,000 from the sale of common stock compared to $405,500 for the nine months ended May 31, 2019. During the nine months ended May 31, 2020, the Company received a total of $400,000, net of original issue discounts of convertible note and repaid $120,000 as compared to none during the comparable nine months ending May 31, 2019. During the nine month ended May 31, 2020 the Company repurchased $27,500 of common stock. During the nine months ended May 31, 2020 the Company received $20,000 from the exercise of warrants and options compared to $2,000 for the nine months ended May 31, 2019.

The financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended May 31, 2020 and had a working capital deficit at May 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: July 9, 2020	By:	/s/ Danil Pollack
Danil Pollack Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)