Form 10-K
period 2020-08-31
Bespoke Extracts, Inc.
filed 2020-12-18
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $549,924.

As of December 16, 2020, there were 229,389,621 shares of common stock, par value $0.001 per share, issued and outstanding.

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

The Company is now focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. Information on our website is not part of this report.

We introduced our original line of CBD products in 2018; however, in the fall of 2020, we unveiled a new brand image, new website and ecommerce store and a new line-up of seven hemp-derived CBD formulations available for purchase in the form of tinctures and softgels. We intend to methodically expand our product offerings to include new flavors, including manuka honey; and introduce additional form factors for our CBD formulations, including lotions and balms, depending on customer feedback and evolving consumer demand.

 The Hemp-Derived CBD Market

 Recreational smoking of marijuana had come to the attention of the U.S. Federal Bureau of Narcotics and President Franklin D. Roosevelt and, despite opposition from the American Medical Association, the Marihuana Tax Act of 1937 was passed and an 80-year moratorium on hemp production began. Thirty-three years later when the Controlled Substances Act of 1970 was signed into law, marijuana was further constrained by being classified as a Schedule I narcotic and regulatory restrictions on hemp grew even more rigid.

Hope for revitalizing the hemp industry was ignited in 2014 when President Barack Obama signed the 2014 Farm Bill, which essentially allowed for hemp to be grown by permitted universities and state departments of agriculture in the name of federally funded research – rather than as a commercial crop. Thereafter, pro-hemp legislation received increasingly favorable bipartisan support, culminating in December 2018 with the passage of the 2018 Farm Bill, which removed industrial hemp from its listing as a Schedule I drug and recognizes hemp as an agricultural commodity, such as corn, wheat or soybeans. Consequently, demand for hemp-derived CBD products exploded, and the industry was unleashed, albeit with the government asserting certain oversight and compliance controls. Specifically, the production of hemp-derived CBD must adhere to certain regulatory mandates relating to the hemp grown to produce it, including:

●	The hemp must contain less than 0.3% THC

●	The hemp must adhere to the shared state-federal regulations; and

●	The hemp must be grown by a properly licensed grower.

In addition, the 2018 Farm Bill also lifted restrictions on the sale, transportation and possession of hemp-derived CBD products and allows for the transportation of hemp-derived CBD products across state lines, as long as the products comply with the aforementioned mandates.

According to a market study published by Grand View Research in August 2020, the global CBD oil and CBD consumer health market size was valued at $20.3 billion in 2019 and is expected to grow at a CAGR of 25.6% from 2020 to 2027. Researchers noted that “cannabidiol-based products are gaining acceptance and recognition in the health and wellness sector owing to the confirmation of therapeutic properties of cannabidiol through various scientific studies.”

Cannabidiol, or CBD, is one of 140 identified cannabinoids, or plant compounds, found in cannabis species, namely Cannabis sativa (hemp plant) and Cannabis indica (marijuana plant). THC, or tetrahydrocannabinol, is also a natural occurring cannabinoid in these plants.

Numerous medical studies have found that cannabinoids, including CBD and THC, provide a wealth of health and wellness benefits through their interaction with the human endocannabinoid system (ECS), a complex network of cell receptors and neurotransmitters that help maintain the body’s homeostasis. According to one study, “modulating the ECS activity may have therapeutic potential in almost all diseases affecting humans, including obesity/metabolic syndrome, diabetes and diabetic complications, neuro-degenerative inflammatory, cardiovascular, liver, gastrointestinal, skin diseases, pain, psychiatric disorders, cachexia, cancer, chemotherapy-induced nausea and vomiting, among many others.” (Source: Pál Pacher and George Kunos, “Modulating the Endocannabinoid System in Human Health and Disease--Successes and Failures,” The FEBS Journal (U.S. National Library of Medicine, May 2013), https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3684164/.)

However, unlike CBD-based products which are non-psychoactive, have little to no side effects and are believed to offer tangible therapeutic benefits to its users, THC-based products used for recreational or medical purposes may induce psychotropic or euphoric effects on a user and have potentially serious side effects, such as extreme anxiety and paranoia. Another important distinction between the two is the fact that THC products can only be purchased in U.S. states which have legalized medical or recreational marijuana use, whereas authentic, hemp-derived CBD products may be legally purchased nationwide. In fact, today CBD products are being sold directly to consumers online by manufacturers and resellers and in many major and specialty retail stores, including GNC, Walgreens, The Vitamin Shoppe, CVS, pet stores, beauty salons and even local convenience stores and gas stations.

Product Line

Generally speaking, our management believes most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of our retail product line is our flavor-infused tinctures, formulated using only premium, organic ingredients. In addition, we will also market CBD extract in capsule form, topicals, and gummies. We intend to expand our proprietary CBD products to include a broader range of flavors and form factors. Our rebrand debut showcased the following flagship products:

●	Bespoke 3C (Cool, Calm, Collected) CBD + CBG Tincture: 1200mg & 2000mg, berry and mint flavored, of all-natural, pure hemp-derived CBD + CBG extract tailored for women – available in a 30ml tincture;

●	Bespoke Recovery W CBD + CBG Tincture: 2000mg, citrus flavored, of all-natural, pure hemp-derived CBD + CBG extract tailored for women – available in a 30ml tincture;

●	Bespoke Recovery S CBD + CBG Tincture: 2000mg, citrus flavored, of all-natural, pure hemp-derived CBD + CBG extract made for sports – available in a 30ml tincture;

●	Bespoke Comfort CBD + CBN Tincture: 2000mg, natural flavor, of all-natural, pure hemp-derived CBD + CBN extract tailored for women – available in a 30ml tincture.

●	Bespoke Active CBD + CBG Tincture: 1200mg, natural flavor, of all natural, pure hemp-derived CBD + CBG extract made for sports - available in a 30ml tincture; and

●	Bespoke Serenity CBD Liquid Gels: 50mg/capsule, pure full spectrum CBD with a variety of beneficial ingredients such as Vitamin D, Levodopa, Evening Primrose Oil, Black Cohosh Extract, and more.

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

All of our flavor-infused tinctures and gel caps are formulated using pure, all natural, phytocannabinoid-rich (“PCR”) hemp-derived CBD sourced from one of the largest, fully and vertically integrated producers of PCR hemp oil. All our products are authenticated by an independent third party via issuance of a Certificate of Analysis (“COA”), for cannabinoid content and profile, microbiological content, heavy metal content, pesticide content, and residual solvent content. We recognize the importance of compliance and have partnered with one of the industry’s leading current good manufacturing practices, or CGMP certified extraction facilities. This ensures the consistency and quality of our product line and brand.

Through its proprietary engineering process, our American-based supplier isolates and removes any unwanted compounds – while creating the maximum potency level of phytocannabinoids and terpenes – cold, enclosed and continuous manufacturing processes prevents the degradation of natural molecules during extraction and purification. Made and derived from non-GMO, USA-grown hemp, our PCR hemp oil and isolate powder are subjected to a rigorous testing system – both in-house and verified through independent, third party labs – which ensures accurate levels of phytocannabinoids and confirms the levels of THC. Our products contain only the highest level of naturally derived CBD, more than 99.5% pure, and never contain more than 0.3% THC.

We believe that a key differentiator of our finished products is the superb quality of ingredients we source from the industry’s leading suppliers, each of whom we have carefully vetted and qualified.

For instance, raw Mānuka honey used in our products is imported directly from the north island of New Zealand from a supplier which has been supplying quality bee products since 1974. Mānuka honey is believed to be one of the most beneficial forms of honey in the world. Produced by bees that pollinate the native Manuka bush, possible Mānuka honey uses range from healing sore throats and digestive illnesses to curing Staph infections and gingivitis. All other flavorings infused in our products are also sourced from reputable suppliers.

Fulfillment of orders from our online customers is managed by a well-established third-party logistics partner.

Sales and Marketing

We currently sell our products through our website.

We believe that the traditional retail environment is currently experiencing notable economic instability due largely to the global shift in consumer purchasing behaviors – with online shopping/ecommerce sites overtaking brick-and-mortar stores as consumer preferred shopping venues. In view of this retailing reality, we have adopted a Direct-to-Consumer sales model that is anchored by an ecommerce website whereby we educate, sell and ship our CBD products directly to consumers. In addition, we also plan to market our CBD products on a wholesale basis to select specialty retailers, dispensaries and physicians.

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

Research published in 2019 by consumer data firm MRI-Simmons estimated that 3.7 million U.S. adults were CBD consumers, and roughly 64 million Americans – or 26% of the nation – have reported trying CBD in the last two years. (Source:https://www.marketwatch.com/story/64-million-americans-have-tried-cbd-and-now-the-fda-says-it-could-cause-liver-damage-2019-11-27.) Due to this escalating demand from consumers for CBD as a natural remedy for a myriad of health conditions affecting adults, children and pets, CBD has grown into a multi-billion dollar industry over a few short years; growing from a $550,000 market in 2014 to $7.1 billion in 2019 and is further expected to climb to $9.3 billion by the end of 2020. (Source: Grand View Research, https://www.grandviewresearch.com/industry-analysis/cannabidiol-cbd-market.))

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

Employees

As of the date of the filing of this report, we have one full-time employee.

Item 1A. Risk Factors

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

Risk Related to our Business

We have a history of operating losses, have a working capital deficit as of November 30, 2020, and we may not achieve or maintain profitability in the future.

As of August 31, 2020, we have an accumulated deficit of $18,776,689 a stockholders’ deficit of $513,665, and a working capital deficit of $547,406. We incurred a net loss of $4,640,806 for the year ended August 31, 2020. We may never achieve profitability or generate significant revenues.

We will need to raise additional capital, which may not be available.

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

We began sales of our products in mid-2018. Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

●	Successfully execute our business strategy to establish the “Bespoke Extracts” brand and reputation as a well-managed enterprise committed to delivering premium quality and cost-effective CBD products;

●	Respond to competitive developments;

●	Execute value-focused pricing strategies that position our tinctures and gelcaps as premium, great tasting, all-natural CBD products offered at a competitive price;

●	Effectively and efficiently market and sell our line of CBD products through the development of distribution strategies; and

●	Attract, integrate, retain and motivate qualified personnel.

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

If we do not successfully develop and commercialize additional products, we could lose revenue opportunities.

Our future success will depend, in part, on our ability to expand our product offerings. To that end we have engaged in the process of identifying new product opportunities. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and preferences, our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products will depend on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products developed by others will not render our products obsolete or noncompetitive.

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

We depend upon our president and chief executive officer, Danil Pollack, to a substantial extent. The loss of Mr. Pollack could have a material adverse effect on our business, results of operations or financial condition.

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

The COVID-19 pandemic may negatively affect our business.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance, including by causing delays and constraints in manufacturing and shipping of our products.

Risks Related to our Common Stock

There is a limited trading market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, prior to July 2018 there was minimal reported trading in our common stock, and any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock.

Our issuance of common stock upon conversion of outstanding convertible debentures may depress the price of our common stock.

We have outstanding convertible debentures in the aggregate outstanding principal amount of $500,000, which are convertible into common stock at a conversion price of $0.001 per share, or a conversion price of $0.0004 following an event of default on the debentures. Our issuance of shares of common stock upon conversion of outstanding convertible debentures could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. A lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in the Company.

Our chief executive officer owns the majority of the voting power of our shareholders.

As the holder of our outstanding share of Series C Preferred Stock, our chief executive officer, Danil Pollack, has 51% of the voting power of the Company’s shareholders.  As a result, Ms. Pollack has the ability to control all matters submitted to shareholders, and his interests may differ from those of other shareholders.

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

Our management has determined that we do not have effective disclosure controls and procedures, or internal control over financial reporting as of August 31, 2020. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We maintain our principal office at 323 Sunny Isles Boulevard, Suite 700, Sunny Isles Beach, Florida. Our monthly rent is $116 under a lease that terminates in June 2021. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock quoted on the OTC Pink under the symbol “BSPK.” Any over-the-counter market quotations for our common stock on the OTC Pink reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 16, 2020, there were approximately 353 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Equity Securities

On August 5, 2020, the Company issued 20,000,000 shares of common stock to Danil Pollack, the Company’s chief executive officer, upon exercise of Mr. Pollack’s right to purchase shares granted under Mr. Pollack’s employment agreement, at an exercise price of $0.001 per share.

On August 12, 2020, the Company issued 21,000,000 shares of common stock to Danil Pollack, upon exercise of Mr. Pollack’s right to purchase shares granted under Mr. Pollack’s employment agreement, at an exercise price of $0.001 per share. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Overview

The Company sells a proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. Bespoke Extracts’ original line of CBD products were introduced to market in 2018; however, in the fall of 2020, we unveiled a new brand image, new website and ecommerce store and a new line-up of seven new hemp-derived CBD formulations available for purchase in the form of tinctures and softgels.

We plan to methodically expand our product offerings to include new flavors, including manuka honey; and introduce additional form factors for our CBD formulations, including, lotions and balms, depending on customer feedback and evolving consumer demand.

Results of Operations for the years ended August 31, 2020 and August 31, 2019

Sales

Sales during the year ended August 31, 2020 were $8,054 compared to $62,103 for the year ended August 31, 2019. The reduction in sales was primarily a result of decreased marketing of the Company’s products.

Operating Expenses

Selling, general and administrative expenses for the years ended August 31, 2020 and 2019 were $3,647,610 and $(3,510,759), respectively. Option and warrant expense for the years ended August 31, 2020 and August 31, 2019 was $3,467,440 and $(1,403,625), respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our new President and CEO. Stock-based compensation for the year ended August 31, 2020 and August 31, 2019 was $40,500 and $181,950, respectively which was a result of common stock issued for services. The Company recorded a gain of $(2,440,768) which was a result of a reduction in expense from forfeited common shares during the year ended August 31, 2019. Professional fees were $185,603 and $200,720, respectively for the years ended August 31, 2020 and August 31, 2019. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $184,062 and $283,150 respectively for the years ended August 31, 2020 and August 31, 2019, respectively. The decrease was primarily due to final payment of fees for branding and marketing services performed by consultants during the year ended August 31, 2020 which were expensed throughout the year ended August 31, 2019. Amortization expense and impairment of domain names for the years ended August 31, 2020 and August 31, 2019 was $2,797 and $3,345, respectively which was a result of amortization of domain names.

Financing Common Share Expense

Pursuant to a securities purchase agreement entered into on June 6, 2018, the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six-month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by the lower financing price. During the year ended August 31, 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000, and recorded the amount as financing common share expense as compared to none in the comparable period in 2020.

Loss on settlement of debt

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $35,687 was recorded during the year ended August 31, 2020. The Company recognized a loss on settlement of debt of $89,595 during the year ended August 31, 2020.

Interest Expense and Amortization of Debt Discount

Interest expense and amortization of debt discount on promissory notes for the years ended August 31, 2020 and August 31, 2019 was $535,688 and $357,473, respectively. The increase was due to the amortization expense for the warrants and beneficial conversion associated with notes issued during the year ended August 31, 2020.

Net Income / (Loss)

For the reasons stated above, our net loss for the year ended August 31, 2020 was ($4,640,806), or ($0.04) per share, compared to a net income for the year ended August 31, 2019 of $2,580,761, or $0.04 per share.

Liquidity and Capital Resources

As of August 31, 2020, we had cash and cash equivalents of $126,603. Net cash used in operating activities for the year ended August 31, 2020 was $465,240. Our current liabilities as of August 31, 2020 were $679,913 and consisted of accounts payable and accrued liabilities of $59,913, notes payable related party $120,000 and a convertible note payable of $500,000. As of August 31, 2019, we had cash and cash equivalents of $10,343. Net cash used in operating activities for the year ended August 31, 2019 was $492,691.

During the year ended August 31, 2020, the Company raised $125,250 from the sale of common stock compared to $421,250 for the year ended August 31, 2019. During the year ended August 31, 2020, the Company received a total of $400,000, net of original issue discounts from sale of a convertible note and repaid $120,000 as compared to none during the year ending August 31, 2019. During the year ended August 31, 2020, the Company repurchased $27,500 of common stock. During the year ended August 31, 2020 the Company received $84,000 from the exercise of options compared to $2,000 from the exercise of options for the year ended August 31, 2019.

The financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended August 31, 2020 and had a working capital deficit at August 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

In addition, the COVID-19 pandemic may negatively affect our operations, including by limiting access to our facilities, customers, management, and professional advisors, and by causing delays and constraints in manufacturing and shipping of our products. These factors, in turn, may negatively impact our operations, financial condition and demand for our products, and our ability to raise capital on acceptable terms, or at all.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bespoke Extracts, Inc. (the “Company”) as of August 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has negative cash flows from operations, a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boynton Beach, Florida

December 18, 2020

Bespoke Extracts, Inc.

Balance Sheets

	August 31,	August 31,
	2020	2019

Assets
Current assets
Cash	$126,603	$10,343
Accounts receivable, net	3,585	6,452
Prepaid expense	2,319	17,637
Inventory, net	-	3,171
Total current assets	132,507	37,603

Domain names, net of amortization of $10,872 and $8,364, respectively	33,741	41,821
Total assets	$166,248	$79,424

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$59,913	$111,056
Note payable - related party	120,000	-
Convertible notes	500,000	-
Total current liabilities	679,913	111,056

Commitments and contingencies (Note 7)

Stockholders' Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of August 31, 2020 and August 31, 2019, respectively
Series A Convertible Preferred Stock, $0.001 par value, 1,000 designated shares; no shares issued and outstanding as of August 31, 2020 and August 31, 2019, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of August 31, 2020 and 0 shares issued and outstanding as of August 31, 2019, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 194,388,426 and 78,155,093 shares issued and outstanding as of August 31, 2020 and August 31, 2019, respectively	194,389	78,156
Additional paid-in capital	17,992,635	13,950,095
Common stock payable (500,000 shares to be issued)	76,000	76,000
Accumulated deficit	(18,776,689)	(14,135,883)
Total stockholders' deficit	(513,665)	(31,632)

Total liabilities and stockholders' deficit	$166,248	$79,424

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statements of Operations

	For the year ended
	August 31,	August 31,
	2020	2019

Sales	$8,054	$62,103
Cost of products sold	3,505	71,413
Gross Profit / (Loss)	4,549	(9,310)

Operating expenses:
Selling, general and administrative expenses	3,647,610	(3,510,759)
Professional fees	185,603	200,720
Consulting	184,062	283,150
Amortization expense and impairment of domain name	2,797	3,345
Total operating expenses	4,020,072	(3,023,544)

(Loss) / Income from operations	(4,015,523)	3,014,234

Other expense
Financing common share expense	-	(76,000)
Loss on settlement of debt	(89,595)	-
Interest expense and amortization of debt discount	(535,688)	(357,473)
Total other expense	(625,283)	(433,473)

(Loss) / Income before income tax	(4,640,806)	2,580,761
Provision for income tax	-	-
Net (Loss) / Income	$(4,640,806)	$2,580,761

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	118,851,176	60,588,674

NET (LOSS) / INCOME PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.04)	$0.04

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2020	2019
Cash flows from operating activities
Net (Loss) / Income	$(4,640,806)	$2,580,761
Adjustments to reconcile net (loss) / income to net cash used in operating activities
Amortization and impairment expense of domain names	2,797	3,345
Inventory reserve	-	52,332
Amortization of debt discounts	535,688	298,147
Bad debt expense	2,981	3,304
Loss on settlement of debt	89,595	-
Forfeited unvested employee stock award (net of cash paid of $1,600)	-	(2,440,768)
Option and warrant expense	3,467,440	(1,403,625)
Common stock issued for services	40,500	181,950
Financing common share expense	-	76,000
Changes in operating assets and liabilities:
Accounts receivable	(114)	(7,752)
Inventory	3,171	6,354
Prepaid expense	15,318	13,339
Accounts payable and accrued liabilities	18,190	143,922
Net Cash used in operating activities	(465,240)	(492,691)

Cash flow from financing activities
Proceeds from payable - related party	120,000	-
Proceeds from the issuance of convertible debt	400,000	-
Proceeds from exercise of warrants and options for cash	84,000	2,000
Repayment of debt	(120,000)	-
Repurchase of common stock	(27,500)	-
Sale of common stock	125,000	421,250
Net cash provided by financing activities	581,500	423,250

Net increase / (decrease) in cash and cash equivalents	116,260	(69,441)
Cash and cash equivalents at beginning of year	10,343	79,784
Cash and cash equivalents at end of year	$126,603	$10,343

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Beneficial conversion feature	$281,300	$-
Stock issued with convertible debt	$118,700	$-
Stock issued for conversion of debt - related party	$-	$978,430
Preferred stock issued for the conversion of accrued salary	$24,000	$-
Capital contribution of accrued salary - related party	$45,333	$-
Assignment of URL for settlement of debt	$5,282	$-

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

Statement of Stockholders’ Deficit

For The Years Ended August 31, 2020 and 2019

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2018	-	$-	-	$-	42,902,712	$42,903	$16,246,201	$-	$(16,716,644)	$(427,540)

Sale of common stock	-	-			15,252,381	15,253	405,997	-	-	421,250

Forfeiture of stock issued through warrant exercise, net of cash paid	-	-			(16,000,000)	(16,000)	(2,424,768)	-	-	(2,440,768)

Common stock issued for the exercise of warrants	-	-			20,000,000	20,000	(18,000)	-	-	2,000

Common stock issued for services	-	-			2,000,000	2,000	179,950	-	-	181,950

Option and warrant expense	-	-			-	-	(1,403,625)	-	-	(1,403,625)

Conversion of debt and accrued interest to common stock - related party	-	-			14,000,000	14,000	964,340	-	-	978,340

Financing common share expense	-	-			-	-	-	76,000	-	76,000

Net income for the year ended August 31, 2019	-	-	-	-	-	-	-	-	2,580,761	2,580,761

Balance August 31, 2019	-	$-	$-	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2019	-	$-		$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	-	-	-	24,000	-	-	24,000

Sale of common stock	-	-			20,833,333	20,833	104,167	-	-	125,000

Exercise of stock options	-	-			84,000,000	84,000	-	-	-	84,000

Exchange of preferred stock			1	1	-	-	-	-	-	-

Common stock issued for services	-	-			4,500,000	4,500	36,000	-	-	40,500

Options and Warrant expense	-	-			-	-	3,467,440	-	-	3,467,440

Capital contribution of accrued salary - related party	-	-			-	-	45,333	-	-	45,333

Common stock issued with debt	-	-			9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-			(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-			-	-	281,300	-	-	281,300

Net loss for the year ended August 31, 2020	-	-	-	-	-	-	-	-	(4,640,806)	(4,640,806)
Balance August 31, 2020	-	$-	1	$1	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

NOTES TO FINANCIAL STATEMENTS

August 31, 2020 and 2019

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products.

The Company introduced its original line of CBD products in 2018; however, in the fall of 2020, we unveiled a new brand image, new website and ecommerce store and a new line-up of seven hemp-derived CBD formulations available for purchase in the form of tinctures and softgels.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the year ended August 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At August 31, 2020 and August 31, 2019, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of August 31, 2020 and August 31, 2019, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At August 31, 2020 and August 31, 2019 the Company has recorded an allowance for doubtful accounts of $2,981 and $0, respectively. Included in the accounts receivable is the merchant holdback receivable balance of $3,585 which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of August 31, 2020 and August 31, 2019, inventory amounted to $0 and $3,171, respectively, which consisted of finished goods. During the year ended August 31, 2020 the Company adjusted the reserves by $8,424 for products sold. As of August 31, 2020 and 2019 inventory reserves were $40,252 and $48,676, respectively.

Revenue Recognition

We account the revenue in accordance with ASC Topic 606. Net revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.

Our products are sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment. The Company offers a 14 day return policy on sales.

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component of general and administrative expenses in the accompanying financial statements for the years ended August 31, 2020 and August 31, 2019.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,450,000 warrants and 16,000,000 options is anti-dilutive for the year ended August 31, 2020 as well as 500,000,000 shares issuable upon the conversion of a convertible note. The effect of 3,330,000 warrants and 1,200,000 options is anti-dilutive for the year ended August 31, 2019.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. For the years ended August 31, 2020 and 2019 amortization expense was $2,508 and $3,445, respectively. The domain names are being amortized over a 15 year period. During the years ended August 31, 2020 and 2019, the Company recorded an impairment expense of $289 and $0, respectively for expired domain names.

On December 24, 2019, the Company repaid a note holder $120,000, and transferred certain URLs valued at $5,282 to the holder (See note 4.)

3. NOTE PAYABLE - RELATED PARTY

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note does not bear interest and matures on November 30, 2020.

4. CONVERTIBLE NOTE PAYABLE

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

On December 24, 2019, the Company entered into an agreement (the “Repayment Agreement”) with the holder of the amended and restated original issue discount convertible debenture issued by the Company on November 11, 2019, in the original principal amount of $200,000 (the “November 2019 Debenture”). Pursuant to the Repayment Agreement, the Company paid the holder $120,000, and transferred certain URLs valued at $5,282 to the holder, and the November 2019 Debenture was deemed paid in full. The amortization of debt discount of $35,688 was recorded during the year ended August 31, 2020. The Company recognized a loss on settlement of debt of $89,595, during the year ended August 31, 2020.

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and is convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company fails to repay the debenture upon maturity, the conversion price will be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture will bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. On April 23, 2020, the Company entered into an amendment to the security agreement, dated December 24, 2019 between the Company and the holder of the Company’s original issue discount convertible debenture, dated December 24, 2019. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The security agreement amendment was entered into with The Vantage Group Ltd., as the purchaser of the debenture from the original holder. Vantage is owned by Lyle Hauser, formerly a significant stockholder of the Company. On May 28, 2020, the Company entered into an amendment to the debenture, pursuant to which the maturity date of the debenture was extended to August 31, 2020. On August 21, 2020, the Company entered into a second amendment to the debenture, pursuant to which the maturity date of the debenture was extended to November 30, 2020. The maturity date was further extended on December 10, 2020. See Note 10.

5. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of August 31, 2020 and August 31, 2019, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock. 1 share and 0 shares of Series C Preferred Stock are issued and outstanding as of August 31, 2020 and August 31, 2019, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company. Ms. Noel subsequently exchanged this one share of Series B Preferred for 1 one share of newly created Series C Preferred Stock. See Note 6.

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

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share).

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

During the year ended August 31, 2020, the Company issued 84,000,000 shares of common stock, for the exercise of options with an exercise price of $0.001 per share to Danil Pollack, the Company’s chief executive officer, for aggregate gross proceeds of $84,000.

Warrants

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Yahr received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. The warrants were exercised in full on May 31, 2017; however, the 20,000,000 shares of the Company’s common stock were not issued to Mr. Yahr until June 10, 2017. The shares received upon the exercise of the warrants were subject to forfeiture over a service period of three years. The fair value of the award was determined to be $10,998,105 which would be recognized as compensation expense over the three year service period.  Effective October 30, 2018, Marc Yahr resigned from all positions with the Company including as President and Chief Executive Officer of the Company (except as director, which he resigned as on November 25, 2018). Pursuant to the agreement, Mr. Yahr agreed to return 80% of the warrant shares to the Company if he served as CEO of the Company pursuant to the employment agreement for a period of more than 12 months but less than 18 months. Therefore, 16,000,000 shares of common stock were forfeited to the Company, and the Company recognized a gain on the forfeited common shares of ($2,440,768) net of $1,600 paid by the Company during the year ended August 31, 2019. As of August 31, 2019, $0 remains to be expensed over the remaining vesting period.

On March 2, 2018, the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years. The fair value of this award was determined to be $3,419,925 of which $1,457,561 was recognized during the year ended August 31, 2018. During the years ended August 31, 2020 and 2019 the Company recognized a gain of ($3,378) and ($1,332,332), respectively due to a remeasurement of this nonemployee award. On March 2, 2019 the agreement was terminated.

On April 16, 2018, the Company entered into a consulting agreement with Dr. David Hellman for marketing and promotion services. The term was 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants would have an exercise price of $.30, and if the consultant generates more than $20,000 in monthly sales, the warrants could be exercised on a cashless basis. Additionally, the Company agreed to pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with Dr. Hellman. The term was 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the years ended August 31, 2020 the Company recognized a gain of ($1,905) due to a remeasurement of this nonemployee award. The warrants may be exercised on a cashless basis.  During the year ended August 31, 2020 and 2019 the Company recognized a gain of ($1,905) and ($217,402), respectively due to a remeasurement of this nonemployee award.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary was $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $2,055,748 and $542,390 were recognized during the years ended August 31, 2020 and 2019, respectively. Unamortized expense at August 31, 2020 and 2019 is $0 and $2,055,748, respectively

On April 20, 2020, the Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the letter agreement, Ms. Noel waived $45,333 of accrued but unpaid compensation owed to her in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

The following table summarizes the warrant activities during the years ended August 31, 2019 and 2020:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life

Outstanding at August 31, 2018	2,830,000	$0.79	2.9 years
Granted	21,800,000	0.04
Cancelled or expired	(1,300,000)	1.00
Exercised	(20,000,000)	0.00
Outstanding at August 31, 2019	3,330,000	$0.56	3.8 years
Granted	120,000	0.60
Canceled or expired	-	-
Exercised / Exchanged	-	-
Outstanding at August 31, 2020	3,450,000	$0.56	2.8 years
Exercisable at August 31, 2020	3,450,000	$0.56	2.8 years
Intrinsic value at August 31, 2020		$-

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date and Re-measurement Date
For the years ended August 31, 2020
Risk-free interest rate at grant date	1.30% - 1.62%
Expected stock price volatility	314% - 394%
Expected dividend payout	-
Expected life (in years)	2.50 – 4.50

Grant Date and Re-measurement Date
For the year ended August 31, 2019
Risk-free interest rate at grant date	1.45% - 2.99%
Expected stock price volatility	330% - 788%
Expected dividend payout	-
Expected life in years	2.5 - 6.0 years

OPTIONS

On July 26, 2017 the Company granted a nonemployee options to purchase 2,200,000 shares of common stock. The options have a three year term. 1,000,000 options were immediately exercisable on the date of issuance with an exercise price of $0.001 and the remaining 1,200,000 options vest over a period of four (4) semiannual installments or every six (6) months until July 26, 2019 at an exercise price of $1.00. As of August 31, 2020 all the options were expired. During the year ended August 31, 2019 the Company recognized a gain of $(310,119) due to the re-measurement of this non employee award.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized option expense of $1,416,975 during the year ended August 31, 2020. During the year ended August 31, 2020, Mr. Pollack exercised 84,000,000 stock options for $84,000.

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2018	1,200,000	$1.00	1.9 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at August 31, 2019	1,200,000	$1.00	0.9 years
Granted	100,000,000	.001
Canceled or expired	(1,200,000)	1.000
Exercised	(84,000,000)	.001
Outstanding at August 31, 2020	16,000,000	$.001	0.4 years
Exercisable at August 31, 2020	16,000,000	$.001	0.4 years
Intrinsic value at August 31, 2020		$240,000

The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the year ended August 31, 2020
Risk-free interest rate at grant date	.15%
Expected stock price volatility	262%
Expected dividend payout	-
Expected life (in years)	.25

Grant Date and Re-measurement Date
For the year ended August 31, 2019
Risk-free interest rate at grant date	1.45% - 2.99%
Expected stock price volatility	330% - 788%
Expected dividend payout	-
Expected life in years	2.5 - 6.0 years

6. RELATED PARTY TRANSACTIONS

On May 22, 2017, the Company entered into an employment agreement with Marc Yahr to serve as President and Chief Executive Officer of the Company for a term of three years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 5.

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

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. See Note 5.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. During the year ended August 31, 2020 Mr. Pollack exercised 84,000,000 stock options for $84,000. See Note 5.

On March 25, 2020, Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged 1 share of Series B Preferred Stock of the Company for one share of newly created Series C Preferred Stock of the Company. See Note 5.

In connection with the letter agreement, on March 25, 2020, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series C Preferred Stock. See Note 5.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest and had a maturity date of November 30, 2020. The note was subsequently exchanged for common stock. See note 10.

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s chief executive officer. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

7. COMMITMENTS AND CONTINGENCIES

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2020 and 2019, the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s chief executive officer. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. See Note 5.

The COVID-19 pandemic may negatively affect our operations, including by limiting access to our facilities, customers, management, and professional advisors, and causing delays and constraints in manufacturing and shipping of our products. These factors, in turn, may negatively impact our operations, financial condition and demand for our products, and our ability to raise capital on acceptable terms, or at all.

8. MAJOR CUSTOMERS

At August 31, 2020, no individual customer amounted to over 10%. There are concentrations of credit risk with respect to accounts receivables due to the amounts owed by one customer at August 31, 2019 whose balance represented approximately 28%, of total accounts receivables. During the years ended August 31, 2020 and 2019 no individual customer amounted to over 10% of total sales.

9. INCOME TAXES

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $947,000 and $842,000 against its net deferred taxes is necessary as of August 31, 2020 and 2019, respectively.

At August 31, 2020 and August 31, 2019, respectively, the Company had approximately $3,156,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2032. At August 31, 2020 and August 31, 2019, the Company had approximately $1,120,000 and $655,000, respectively that can be forward indefinitely.

Tax returns for the years ended August 31, 2020, 2019, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended August 31:

	2020	2019

Federal and state statutory taxes	(25.00)%	(25.00)%
Change in tax rate estimate	-%	-%
Permanent differences	22.50%	20,00%
Change in valuation allowance	2.50%	5.00%
	-%	-%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2020 and 2019 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31:

	2020	2019
Deferred tax assets:
Inventory impairment	11,129	13,264
Bad debt expense	756	-
Net operating loss	946,775	828,901
Valuation allowance	(958,660)	(842,165)
Total deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended August 31, 2020 and 2019 is set forth below:

	2020	2019

Net (loss) / income	(1,176,212)	654,094
Non-deductible expenses and other	1,059,717	(833,419)
Effect due to decrease in tax rates	-	-
Change in valuation allowance	116,495	179,325
Benefit from income taxes	$-	$-

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

10. SUBSEQUENT EVENTS

On September 22, 2020, the Company received $30,000 from Danil Pollack, the Company’s chief executive officer, representing the remaining amount owed for sale of a promissory note in the principal amount of $150,000. See note 6.

On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000.

On October 13, 2020, the Company entered into a consulting agreement with Yaniv Rozen pursuant to which the Company engaged Mr. Rozen to serve as the Company’s chief operating officer on a consultant/independent contractor basis. Mr. Rozen may engage in other business activities while serving as the Company’s chief operating officer.

Pursuant to the consulting agreement, the Company will pay Mr. Rozen a fee of $3,000 per month.

The Company will also issue to Mr. Rozen shares of common stock, and increase such monthly fee, as follows:

●	Within five business day of the end of the fourth quarter of 2020, (i) if the Company’s average sales were at least $50,000 per month, for such quarter, the Company will issue to Mr. Rozen 500,000 shares of common stock; or (ii) if the Company’s average sales were at least $100,000 per month for such quarter, the Company will issue to Mr. Rozen 750,000 shares of common stock;

●	Within five business day of the end of the first quarter of 2021, (i) if the Company’s average sales were at least $100,000 per month for such quarter, the Company will issue to Mr. Rozen 750,000 shares of common stock, or (ii) if the Company’s average sales were at least $150,000 per month for such quarter, the Company will issue to Mr. Rozen 1,000,000 shares of common stock, and will increase Mr. Rozen’s fee to $5,000 per month effective commencing at the end such quarter;

●	Within five business days of the end of the second quarter of 2021, (i) if the Company’s average sales were at least $200,000 per month, for such quarter, the Company will issue to Mr. Rozen 1,500,000 shares of common stock, or (ii) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company will issue to Mr. Rozen 2,000,000 shares of common stock; and

●	Within five business days of the end of the third quarter of 2021, (i) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company will issue to Mr. Rozen 2,000,000 shares of common stock; or (ii) if the Company’s average sales were at least $500,000 per month, for such quarter, the Company will issue to Mr. Rozen 3,000,000 shares of common stock, and will increase Mr. Rozen’s fee to $7,000 per month effective commencing at the end such quarter.

On November 10, 2020, the Company entered into an exchange agreement with Danil Pollack, the Company’s chief executive officer. Pursuant to the exchange agreement, Mr. Pollack exchanged an outstanding promissory note of the Company in the outstanding principal amount of $150,000 (See note 3) for 15,000,000 newly issued shares of common stock of the Company.

On December 1, 2020, the Company entered into a securities purchase agreement with Danil Pollack, the Company’s chief executive officer. Pursuant to the purchase agreement, the Company issued and sold to Mr. Pollack 20,000,000 shares of common stock for an aggregate purchase price of $200,000.

On December 10, 2020 the Company entered into amendments (“Amendment No. 3”) with the holders of the Company’s original issue discount convertible debentures, with an original issuance date of December 24, 2019, as amended by amendment No. 1 thereto, dated May 28, 2020, and amendment No. 2 thereto, dated August 21, 2020, in the aggregate outstanding principal amount of $500,000 (See note 4). Pursuant to Amendment No. 3, the maturity date of the debentures was extended to February 28, 2021.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors are as follows:

Name	Position
Danil Pollack	President, Chief Executive Officer, Chief Financial Officer, Director
Yaniv Rozen	Chief Operating Officer

Danil Pollack, 32, was appointed president, chief executive officer and chief financial officer of the Company on April 21, 2020, and as a director on May 21, 2020. Prior to the joining the Company, Mr. Pollack oversaw sales and marketing at 2Marketing as Project Manager, a PPC (pay per click), SEO and social media and inbound marketing firm in Toronto, from 2017. In addition, he worked as a lead videographer and editor at YP Media Productions, a creative film production agency which he co-founded in 2010. Between 2010 and 2013, Mr. Pollack also served as Vice President of Operations at Auto Ad, Inc., a full service infomercial production agency specializing in the auto dealership market. Fluent in three languages, Mr. Pollack attended the Toronto Film School, as well as Senaca College - York, where he studied computer system technology. Mr. Pollack’s sales and marketing experience qualify him to serve on our board of directors.

Yaniv Rozen, 38, was appointed chief operating officer of the Company on October 13, 2020. Mr. Rozen serves as our chief operating officer on an independent contractor/consultant basis and may engage in other business activities. Mr. Rozen has been working as a consultant for start-up companies in the e-commerce industry for the last five years.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended August 31, 2020 have been complied with on a timely basis, except that a Form 4 was filed late by Danil Pollack, resulting in one transaction not being reported on a timely basis, and a Form 4 was filed late by Niquana Noel, resulting in two transactions not being reported on a timely basis.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

Board Leadership Structure and Role on Risk Oversight

Danil Pollack is presently the only board member.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes all compensation to our chief executive officer during the years ended August 31, 2020 and August 31, 2019. No other officer received compensation of more than $100,000 during such periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Danil Pollack (1)	2019		--	--			--	--	--	$--
	2020		--	--	$1,416,571	(4)	--	--	--	$1,416,571

Niquana Noel	2019	$80,000			$542,390	(3)				$622,390
Former CEO and President (2)	2020	$0	-		$2,055,748	(3)	-	-	$20,000	$2,075,748

(1)	Mr. Pollack was appointed as president and chief executive officer of the Company on April 21, 2020.

(2)	Ms. Noel resigned as president and chief executive officer of the Company on April 21, 2020 and has since her resignation served as a consultant to the Company. The Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the letter agreement, Ms. Noel waived $45,333 of accrued but unpaid compensation owed to her in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

(3)	Pursuant to Ms. Noel’s employment agreement (see “Employment Agreements” below), she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $2,055,748 and $542,390 were recognized during the years ended August 31, 2020 and 2019, respectively.

(4)	Pursuant to the Mr. Pollack’s employment agreement (see “Employment Agreements” below), Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized an expense of $1,416,975 during the year ended August 31, 2020

Employment Agreements

Effective October 30, 2018, the Company entered into an employment agreement with Ms. Noel pursuant to which Ms. Noel served as the Company’s chief executive officer and president. Pursuant to the terms of the employment agreement, Ms. Noel’s salary was $96,000 per year and she received warrants to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrants and was issued the shares. Under the original terms of the employment agreement, Ms. Noel would be required to return the Company as follows:

●	Ms. Noel would return 80% of the shares to the Company if she was not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2019 (the first anniversary of the employment agreement);

●	Ms. Noel would return 60% of the shares to the Company if she was not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2020 (the second anniversary of the employment agreement);

●	Ms. Noel would return 40% of the shares to the Company if she was not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2021 (the third anniversary of the employment agreement); and

●	Ms. Noel would return 20% of the shares to the Company if she is not serving as chief executive officer of the Company pursuant to her employment agreement as of October 30, 2022 (the fourth anniversary of the employment agreement).

On April 20, 2020, the Company entered into a letter agreement with Ms. Noel. Pursuant to the letter agreement, Ms. Noel waived any and all accrued but unpaid compensation owed to her in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

On April 21, 2020, the Company entered into an employment agreement with Danil Pollack, and on September 30, 2020, the Company and Mr. Pollack entered into an amendment to the employment agreement. Pursuant to the employment agreement, as amended, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. In addition, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended August 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 16, 2020, we had 229,389,621 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of such shares as of such date by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

●	each director;

●	each named executive officer; and

●	all named officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Bespoke Extracts, Inc. at 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida 33160. The percentages in the table have been calculated on the basis of treating as outstanding, for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder upon exercise or conversion of outstanding options, warrants, convertible debt, or convertible preferred stock owned by that person at that date which are exercisable or convertible within 60 days of December 16, 2020. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Executive Officers and Directors:
Danil Pollack (1)	119,000,000	51.9%
Yaniv Rozen	0	--
Officers and Directors as a group (2 persons):	119,000,000	51.9%
5% Holders:
Niquana Noel (2)	20,000,000	8.7%
McGlothlin Holdings, Ltd. (3)	14,562,667	6.3%
Ronald Smith (4)	20,833,333	9.1%

(1)	Mr. Pollack also owns the Company’s one (1) outstanding share of Series C Preferred Stock, which entitles him to 51% of the total voting power of the Company’s stockholders.

(2)	Ms. Noel’s address is 1316 SW 3rd Court, Ft. Lauderdale, FL 33312.

(3)	McGlothlin Holdings, Ltd.’s address is PO Box 590, Luling, Texas, 78649, and its control person is Stan McGlothlin.

(4)	Mr. Smith’s address is 9239 Carpenter Rd., Eden, NY 14057.

Equity Compensation Plan Information.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

On April 22, 2019, the Company entered into an exchange agreement with McGlothlin Holdings, Ltd. (“McGlothlin”), a greater than 5% stockholder of the Company. Pursuant to the exchange agreement, McGlothlin exchanged convertible debentures of the Company, in the original principal amounts of $540,000 and $120,000, respectively, and 1,000,000 warrants to purchase shares of common stock of the Company, for an aggregate of 11,000,000 newly issued shares of common stock of the Company.

On October 3, 2019, the Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged $24,000 in accrued but unpaid compensation owed to her by the Company for one share of newly created Series B Preferred Stock of the Company.

On March 25, 2020, the Company entered into a letter agreement with Niquana Noel. Pursuant to the agreement, Ms. Noel exchanged one share of Series B Preferred Stock of the Company for one share of newly created Series C Preferred Stock of the Company.

On April 20, 2020, the Company entered into a letter agreement with Niquana Noel. Pursuant to the letter agreement, Ms. Noel waived any and all accrued but unpaid compensation owed to her in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

From June 2020 to August 2020, the Company issued and sold to Danil Pollack, the Company’s chief executive officer, an aggregate of 84,000,000 shares of common stock, for a purchase price of $0.001 per share, upon exercise of the right to purchase granted to Mr. Pollack under Mr. Pollack’s employment agreement (see “Executive Compensation”).

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest and had a maturity date of November 30, 2020. This note was subsequently exchanged for 15,000,000 shares of common stock, as described below.

On November 10, 2020, the Company entered into an exchange agreement with Danil Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged an outstanding promissory note of the Company in the outstanding principal amount of $150,000 for 15,000,000 newly issued shares of common stock of the Company.

On December 1, 2020, the Company entered into a securities purchase agreement with Danil Pollack. Pursuant to the agreement, the Company issued and sold to Mr. Pollack 20,000,000 shares of common stock for an aggregate purchase price of $200,000.

Director Independence.

Danil Pollack is our sole director and does not qualify as an independent director under the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2020 and 2019.

Fiscal Year	Audit Fees	Audit- Related Fees		Tax Fees	All Other Fees
2020 – Liggett & Webb, P.A.	$30,000	$		$4,000	$-
2019 - Liggett & Webb, P.A.	$21,000		$-	$-	$-
2019 - MaloneBailey, LLP	$18,000		$-	$-	$-

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

Tax Fees.  Liggett & Webb, P.A. received $4,000 for providing tax services relating to preparation of certain tax returns for us during the year ended August 31, 2020. Liggett & Webb, P.A. did not perform any tax compliance services for us during the year ended August 31, 2019. MaloneBailey, LLP did not perform any tax compliance services for us during the years ended August 31, 2020 or 2019.

All other fees. MaloneBailey, LLP and Liggett & Webb, P.A., did not receive any other fees from us for the years ended August 31, 2020 or 2019.

The board of directors serves as the audit committee of the Company. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of Liggett & Webb, P.A. in providing services to us for the fiscal year ended August 31, 2020 and has concluded that such services are compatible with Liggett & Webb, P.A.’s independence as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed June 14, 2012)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 7, 2020)
3.9	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Original Issue Discount Convertible Debenture dated December 24, 2019 (incorporated by reference to 8-K filed December 31, 2019)
10.2	Security Agreement, dated December 24, 2019 (incorporated by reference to 8-K filed December 31, 2019)
10.3	Amendment No. 1 to Security Agreement, dated April 23, 2020 (incorporated by reference to 8-K filed April 29, 2020)
10.4	Amendment No. 1 to Debenture, dated May 28, 2020 (incorporated by reference to 8-K filed June 2, 2020)
10.5	Amendment No. 2 to Debenture, dated August 21, 2020 (incorporated by reference to 8-K filed August 26, 2020)
10.6	Employment Agreement between the Company and Danil Pollack (incorporated by reference to 8-K filed April 23, 2020) **
10.7	Consulting Agreement between the Company and Yaniv Rozen (incorporated by reference to 8-K filed October 19, 2020)**
10.8	Amendment No. 3 to Debenture, dated December 10, 2020, between the Company and The Vantage Group Ltd. (incorporated by reference to 8-K filed December 11, 2020)
10.9	Amendment No. 3 to Debenture, dated December 10, 2020, between the Company and Berique Labs LLC (incorporated by reference to 8-K filed December 11, 2020)
14.1	Code of Ethics (incorporated by reference to 10-K filed December 14, 2018)
16.1	Letter from MaloneBailey, LLP (incorporated by reference to 8-K filed June 7, 2019)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith

**	Indicates management contract or compensatory arrangement.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: December 18, 2020	By:	/s/ Danil Pollack
Danil Pollack
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Danil Pollack	Chief Executive Officer,	December 18, 2020
Danil Pollack	Chief Financial Officer and Director
(principal executive, financial and accounting officer)