Form 10-Q
period 2020-11-30
Bespoke Extracts, Inc.
filed 2021-02-04
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

or

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

As of February 2, 2021, there were 236,889,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements

Bespoke Extracts, Inc.

Condensed Balance Sheets

	November 30,	August 31,
	2020	2020
	(Unaudited)
Assets
Current assets
Cash	$257,976	$126,603
Accounts receivable, net	3,521	3,585
Prepaid expense	424	2,319
Inventory, net	37,651	-
Total current assets	299,572	132,507

Property and Equipment, net	2,745	-

Domain names, net of amortization of $11,683 and $10,872, respectively	32,930	33,741
Total assets	$335,247	$166,248

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$100,484	$59,913
Note payable - related party	100,534	120,000
Convertible notes	500,000	500,000
Total current liabilities	701,018	679,913

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of November 30, 2020 and August 31,2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 designated shares; no shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of November 30, 2020 and August 31, 2020, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 229,388,426 and 194,388,426 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	229,389	194,389
Additional paid-in capital	18,307,635	17,992,635
Common stock payable	76,000	76,000
Accumulated deficit	(18,978,795)	(18,776,689)
Total stockholders’ deficit	(365,771)	(513,665)
Total liabilities and stockholders’ deficit	$335,247	$166,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statements of Operations

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2020	2019

Sales	$7,539	$1,739
Cost of products sold	2,047	1,087
Gross Profit	5,492	652

Operating expenses:
Selling, general and administrative expenses	142,372	241,502
Professional fees	22,415	55,375
Consulting	42,000	101,500
Amortization expense of domain name	811	836
Total operating expenses	207,598	399,213

Loss from operations	(202,106)	(398,561)

Other expense
Interest expense and amortization of debt discount	-	(17,844)
Total other expense	-	(17,844)

Loss before income tax	(202,106)	(416,405)
Provision for income tax	-	-
Net Loss	$(202,106)	$(416,405)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	194,403,479	90,161,615

LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2020	2019
Cash flows from operating activities
Net Loss	$(202,106)	$(416,405)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense of domain names	811	836
Amortization of debt discounts	-	17,844
Bad debt expense	-	2,981
Option and warrant expense	-	156,366
Common stock issued for services	-	40,500
Changes in operating assets and liabilities:
Accounts receivable	64	(165)
Inventory	(37,651)	1,906
Prepaid expense	1,895	6,137
Accounts payable and accrued liabilities	40,571	64,022
Net cash used in operating activities	(196,416)	(125,978)

Cash flows from investing activities
Purchase of equipment	(2,745)	-
Net cash used in investing activities	(2,745)	-

Cash flow from financing activities
Proceeds from the issuance of convertible debt	-	100,000
Proceeds from note payable - related party	130,534	-
Repurchase of common stock	-	(27,500)
Sale of common stock	200,000	125,000
Net cash provided by financing activities	330,534	197,500

Net increase in cash and cash equivalents	131,373	71,522
Cash and cash equivalents at beginning of period	126,603	79,784
Cash and cash equivalents at end of period	$257,976	$151,306

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature	$-	$36,300
Stock issued with convertible debt	$-	$63,700
Stock issued for conversion of debt - related party	$150,000	$-
Preferred stock issued for the conversion of accrued salary	$-	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statement of Stockholders Deficit

For the Three Months Ended November 30, 2020 and 2019

(Unaudited)

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2019	—	$—	—	$—	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1	-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-	20,833,333	20,833	104,167	-	-	125,000

Common stock issued for services	-	-	-	-	4,500,000	4,500	36,000	-	-	40,500

Warrant expense	-	-	-	-	-	-	156,366	-	-	156,366

Common stock issued with debt	-	-	-	-	4,900,000	4,900	58,800	-	-	63,700

Repurchase of common stock	-	-	-	-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-	-	-	-	-	36,300	-	-	36,300

Net loss for the three months ended November 30, 2019	-	-	-	-	-	-	-	-	(416,405)	(416,405)

Balance November 30, 2019 (Unaudited)	—	$—	1	$1	105,388,426	$105,389	$14,341,227	$76,000	$(14,552,288)	$(29,671)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2020	—	$—	1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party	-	-	-	-	15,000,000	15,000	135,000	-	-	150,000

Sale of common stock					20,000,000	20,000	180,000	-	-	200,000

Net loss for the three months ended November 30, 2020	-	-	-	-	-	-	-	-	(202,106)	(202,106)

Balance November 30, 2020 (Unaudited)	—	$—	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(18,978,795)	$(365,771)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

 (Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products.

The Company introduced its original line of CBD products in 2018. In the fall of 2020, the Company unveiled a new brand image, new website and ecommerce store and a new line-up of seven hemp-derived CBD formulations available for purchase in the form of tinctures and softgels.

Basis of Presentation

The accompanying condensed unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending August 31, 2021.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The accompanying condensed financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the three months ended November 30, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At November 30, 2020 and August 31, 2020, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of November 30, 2020 and August 31, 2020, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At November 30, 2020 and August 31, 2020, the Company has recorded an allowance for doubtful accounts of $2,981 and $2,981, respectively. At November 30, 2020 and August 31, 2020 included in the accounts receivable is the merchant holdback receivable balance of $3,521 and $3,585, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of November 30, 2020 and August 31, 2020, inventory amounted to $37,651 and $0, respectively, which consisted of finished goods, net of reserves. During the three months ended November 30, 2020 the Company adjusted the reserves by $6,776 for products sold. As of November 30, 2020 and August 31, 2020 inventory reserves were $33,476 and $40,252, respectively.

Revenue Recognition

We account for revenue in accordance with ASC Topic 606. Net revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues. Net revenues exclude sales and other similar taxes collected from customers.

Our products are sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment. The Company offers a 14 day return policy on sales.

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component of general and administrative expenses in the accompanying financial statements for the three months ended November 30, 2019. No stock option compensation expense was recognized for the three months ended November 30, 2020.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,150,000 warrants and 0 options is anti-dilutive for the three months ended November 30, 2020 as well as 500,000,000 shares issuable upon the conversion of a convertible note. The effect of 3,450,000 warrants and 1,200,000 options is anti-dilutive for the three months end November 30, 2019.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the three months ended November 30, 2020 and 2019, the Company recorded an amortization expense of $811 and $836, respectively.

3. NOTE PAYABLE - RELATED PARTY

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the note issued August 31, 2020 with an outstanding principal amount of $150,000 for 15,000,000 newly issued shares of common stock of the Company.

During the three months ended November 30, 2020 Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021. See Note 9.

4. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. On April 23, 2020, the Company entered into an amendment to the security agreement, dated December 24, 2019 between the Company and the holder of the Company’s original issue discount convertible debenture, dated December 24, 2019. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. On December 10, 2020 the Company entered into amendments (“Amendment No. 3”) with the holders of the Company’s original issue discount convertible debentures, with an original issuance date of December 24, 2019, as amended by amendment No. 1 thereto, dated May 28, 2020, and amendment No. 2 thereto, dated August 21, 2020, in the aggregate outstanding principal amount of $500,000. Pursuant to Amendment No. 3, the maturity date of the debentures was extended to February 28, 2021. On January 15, 2021, the Company entered into amendments (“Amendment No. 4”) with the holders to increase the conversion price of the debentures to $0.05. See Note 9.

5. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of November 30, 2020 and August 31, 2020, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of November 30, 2020 and August 31, 2020, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000. On January 5, 2021, the Company issued the 500,000 shares of common stock (see Note 9).

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the promissory note issued August 31, 2020 for 15,000,000 newly issued shares of common stock of the Company.

On November 30, 2020, the Company entered into a securities purchase agreement with Danil Pollack. Pursuant to the purchase agreement, the Company issued and sold to Mr. Pollack 20,000,000 shares of common stock for an aggregate purchase price of $200,000.

Warrants

The following table summarizes the warrant activities during the three months ended November 30, 2020:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life

Outstanding at August 31, 2020	3,450,000	$0.56	2.8 years
Granted	-	-
Canceled or expired	(300,000)	1.00
Exercised	-	-
Outstanding at November 30, 2020	3,150,000	$0.52	2.78 years
Exercisable at November 30, 2020	3,150,000	$0.52	2.78 years
Intrinsic value at November 30, 2020		$-

Options

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized option expense of $1,416,975 during the year ended August 31, 2020. During the year ended August 31, 2020, Mr. Pollack exercised 84,000,000 stock options for $84,000. During the three months ended November 30, 2020, the remaining 16,000,000 stock options expired.

The following table summarizes the option activities during the three months ended November 30, 2020:

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2020	16,000,000	$.001	0.9 years
Granted	-	-
Canceled or expired	(16,000,000)	.001
Exercised	-	-
Outstanding at November 30, 2020	-	$-
Exercisable at November 30, 2020	-	$-

6. RELATED PARTY TRANSACTIONS

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s chief executive officer. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. See Note 7.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Polllack. Pursuant to the exchange agreement, Mr. Pollack exchanged this note for 15,000,000 newly issued shares of common stock of the Company. See Note 5.

On November 30, 2020, the Company entered into a securities purchase agreement with Mr. Pollack. Pursuant to the purchase agreement, the Company issued and sold to Mr. Pollack 20,000,000 shares of common stock for an aggregate purchase price of $200,000. See Note 5.

7. COMMITMENTS AND CONTINGENCIES

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of November 30, 2020 and August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet. On January 5, 2021, the Company issued 500,000 shares of common stock. See Note 9.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

On October 13, 2020, the Company entered into a consulting agreement with Yaniv Rozen pursuant to which the Company engaged Mr. Rozen to serve as the Company’s chief operating officer on a consultant/independent contractor basis. Mr. Rozen may engage in other business activities while serving as the Company’s chief operating officer.

Pursuant to the consulting agreement, the Company will pay Mr. Rozen a fee of $3,000 per month.

The Company also agreed to issue to Mr. Rozen shares of common stock, and increase such monthly fee, as follows:

●	Within five business day of the end of the fourth quarter of 2020, (i) if the Company’s average sales were at least $50,000 per month, for such quarter, the Company would issue to Mr. Rozen 500,000 shares of common stock; or (ii) if the Company’s average sales were at least $100,000 per month for such quarter, the Company would issue to Mr. Rozen 750,000 shares of common stock;

●	Within five business day of the end of the first quarter of 2021, (i) if the Company’s average sales were at least $100,000 per month for such quarter, the Company will issue to Mr. Rozen 750,000 shares of common stock, or (ii) if the Company’s average sales were at least $150,000 per month for such quarter, the Company will issue to Mr. Rozen 1,000,000 shares of common stock, and will increase Mr. Rozen’s fee to $5,000 per month effective commencing at the end such quarter;

●	Within five business days of the end of the second quarter of 2021, (i) if the Company’s average sales were at least $200,000 per month, for such quarter, the Company will issue to Mr. Rozen 1,500,000 shares of common stock, or (ii) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company will issue to Mr. Rozen 2,000,000 shares of common stock; and

●	Within five business days of the end of the third quarter of 2021, (i) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company will issue to Mr. Rozen 2,000,000 shares of common stock; or (ii) if the Company’s average sales were at least $500,000 per month, for such quarter, the Company will issue to Mr. Rozen 3,000,000 shares of common stock, and will increase Mr. Rozen’s fee to $7,000 per month effective commencing at the end such quarter.

As of November 30, 2020, there was no common stock owed to Mr. Rozen as the quarterly target sales were not met.

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

8. MAJOR CUSTOMERS

At November 30, 2020 and August 31, 2020, no individual customer amounted to over 10% of total accounts receivable. During the three months ended November 30, 2020 and 2019 no individual customer amounted to over 10% of total sales.

9. SUBSEQUENT EVENTS

On January 5, 2021, pursuant to a securities purchase agreement entered into on June 6, 2018 the Company issued 500,000 shares of common stock that had been previously recorded as a common stock payable. See Note 5.

On January 6, 2021, the Company entered into an agreement with Danil Pollack. Pursuant to the agreement, the Company issued to Mr. Pollack 5,000,000 shares of common stock in consideration for a payment of $100,000 which was previously loaned to the Company. See Note 3.

On January 15, 2021, the Company entered into amendments (“Amendment No. 4”) with the holders of the Company’s original issue discount convertible debentures, with an original issuance date of December 24, 2019, as amended by amendment No. 1 thereto, dated May 28, 2020, amendment No. 2 thereto, dated August 21, 2020, and amendment No. 3 thereto, dated December 10, 2020, in the aggregate outstanding principal amount of $500,000. Pursuant to Amendment No. 4, the conversion price of the debentures was increased to $0.05 per share (subject to adjustment for stock splits, stock dividends, and similar transactions). See Note 4.

On January 21, 2021, the Company entered into a securities purchase agreement with Danil Pollack. Pursuant to the purchase agreement, the Company issued and sold to Mr. Pollack 2,000,000 shares of common stock for an aggregate purchase price of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company sells a proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. The Company introduced its original line of CBD products in 2018. In the fall of 2020, we unveiled a new brand image, new website and ecommerce store and a new line-up of seven new hemp-derived CBD formulations available for purchase in the form of tinctures and softgels.

We plan to methodically expand our product offerings to include new flavors, including manuka honey; and introduce additional form factors for our CBD formulations, including, lotions and balms, depending on customer feedback and evolving consumer demand.

Results of Operations for the three months ended November 30, 2020 and November 30, 2019

Sales

Sales during the three months ended November 30, 2020 were $7,539 compared to $1,739 for the three months ended November 30, 2019. The increase in sales was primarily a result of increased marketing of the Company’s products and the Company selling of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the three months ended November 30, 2020 and 2019 were $142,372 and $241,502, respectively. Option and warrant expense for the three months ended November 30, 2020 and November 30, 2019 was $0 and $156,366, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our new President and CEO. Stock-based compensation for the three months ended November 30, 2020 and November 30, 2019 was $0 and $40,500, respectively which was a result of common stock issued for services. Professional fees were $22,415 and $55,375, respectively for the three months ended November 30, 2020 and November 30, 2019. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $42,000 and $101,500, respectively for the three months ended November 30, 2020 and November 30, 2019, respectively. The decrease was primarily due to consulting agreements that expired and were not renewed during the three months ended November 30, 2019. Amortization expense of domain names for the three months ended November 30, 2020 and November 30, 2019 was $811 and $836, respectively.

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the three months ended November 30, 2020 and 2019 was $0 and $17,844, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the three months ended November 30, 2019.

Net Loss

For the reasons stated above, our net loss for the three months ended November 30, 2020 was $202,106, or $0.00 per share, compared to a net loss for the three months ended November 30, 2019 of $416,405, or $0.00 per share.

Liquidity and Capital Resources

As of November 30, 2020, we had cash of $257,976. Net cash used in operating activities for the three months ended November 30, 2020 was $196,416. Our current liabilities as of November 30, 2020 were $701,018 and consisted of accounts payable and accrued liabilities of $100,484, notes payable related party of $100,534 and a convertible note payable of $500,000. As of August 31, 2020, we had cash of $126,603. Net cash used in operating activities for the three months ended November 30, 2019 was $125,978. The increase in net cash used in operating activities during the three months ended November 30, 2020 compared to November 30, 2019 was a result of the Company purchasing new inventory, partially offset by the increase in accounts payable and accrued liabilities.

During the three months ended November 30, 2020, the Company raised $200,000 from the sale of common stock compared to $125,000 for the three months ended November 30, 2019. During the three months ended November 30, 2020, the Company received a total of $130,534 of loans from our Chief Executive Officer. During the three months ended November 30, 2019, the Company received a total of $100,000, net of original issue discounts, from issuance of a convertible note. During the three months ended November 30, 2019, the Company repurchased $27,500 of common stock.

The unaudited condensed financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended November 30, 2020 and the year ended August 31, 2020 and had a working capital deficit at November 30, 2020 and August 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

We have not generated positive cash flows from operating activities. Our primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees and selling, general and administrative costs. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Critical accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed financial statements appearing elsewhere in this report.

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

BESPOKE EXTRACTS, INC.

Dated: February 4, 2021	By:	/s/ Danil Pollack
Danil Pollack Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)