Form 10-Q
period 2021-02-28
Bespoke Extracts, Inc.
filed 2021-04-20
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

or

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

As of April 19, 2021, there were 246,889,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	February 28,	August 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$501,560	$126,603
Accounts receivable, net	3,814	3,585
Prepaid expense	55,826	2,319
Inventory, net	48,206	-
Total current assets	609,406	132,507

Furniture and equipment	2,745	-
Domain names, net of amortization of $12,494 and $10,872, respectively	34,369	33,741
Total assets	$646,520	$166,248

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$115,928	$59,913
Note payable - related party	534	120,000
Convertible notes	500,000	500,000
Total current liabilities	616,462	679,913

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 designated shares; no shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of February 28, 2021 and August 31, 2020, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 246,888,426 and 194,388,426 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	246,889	194,389
Additional paid-in capital	19,066,135	17,992,635
Common stock payable	-	76,000
Accumulated deficit	(19,282,966)	(18,776,689)
Total stockholders' equity (deficit)	30,058	(513,665)
Total liabilities and stockholders' equity (deficit)	$646,520	$166,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Sales	$4,028	$-	$11,567	$1,739
Cost of products sold	1,969	-	4,016	1,087
Gross Profit	2,059	-	7,551	652

Operating expenses:
Selling, general and administrative expenses	202,711	190,928	345,083	432,430
Professional fees	40,208	93,411	62,623	148,786
Consulting	62,500	32,000	104,500	133,500
Amortization expense of domain name	811	1,150	1,622	1,986
Total operating expenses	306,230	317,489	513,828	716,702

Loss from operations	(304,171)	(317,489)	(506,277)	(716,050)

Other expense
Loss on settlement of debt	-	(89,595)	-	(89,595)
Interest expense and amortization of debt discount	-	(275,656)	-	(293,500)
Total other expense	-	(365,251)	-	(383,095)

Loss before income tax	(304,171)	(682,740)	(506,277)	(1,099,145)
Provision for income tax	-	-	-	-
Net Loss	$(304,171)	$(682,740)	$(506,277)	$(1,099,145)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	234,677,315	109,055,093	217,184,006	97,749,658

LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities
Net Loss	$(506,277)	$(1,099,145)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense of domain names	1,622	1,986
Amortization of debt discounts	-	293,500
Bad debt expense	-	2,981
Loss on settlement of debt		89,595
Option and warrant expense	-	316,585
Common stock issued for services	-	40,500
Changes in operating assets and liabilities:
Accounts receivable	(229)	(165)
Inventory	(48,206)	(363)
Prepaid expense	(53,507)	1,907
Accounts payable and accrued liabilities	56,015	9,933
Net cash used in operating activities	(550,582)	(342,686)

Cash flows from investing activities
Purchase of Url	(2,250)	-
Purchase of equipment	(2,745)	-
Net cash used in investing activities	(4,995)	-

Cash flow from financing activities
Proceeds from convertible debt	-	400,000
Proceeds from note payable - related party	130,534	-
Repayment of debt	-	(120,000)
Repurchase of common stock	-	(27,500)
Sale of common stock	800,000	125,000
Net cash provided by financing activities	930,534	377,500

Net increase in cash and cash equivalents	374,957	34,814
Cash and cash equivalents at beginning of period	126,603	10,343
Cash and cash equivalents at end of period	$501,560	$45,157

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$281,300
Stock issued with convertible debt	$-	$118,700
Stock issued for conversion of debt - related party	$250,000	$-
Stock issued for stock payable	$76,000	$-
Preferred stock issued for the conversion of accrued salary	$-	$24,000
Assignment of URL for settlement of debt	$-	$5,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Shares	Par	Paid in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total

Balance November 30, 2019 (Unaudited)	-	$-	1	$1	105,388,426	$105,389	$14,341,227	$76,000	$(14,552,288)	$(29,671)

Options and warrant expense	-	-	-	-	-	-	160,219	-	-	160,219

Common stock issued with debt	-	-	-	-	5,000,000	5,000	50,000	-	-	55,000

Beneficial conversion feature	-	-	-	-			245,000	-	-	245,000

Net loss for the three months ended February 29, 2020	-	-	-	-	-	-	-	-	(682,740)	(682,740)

Balance February 29, 2020 (Unaudited)	-	$-	1	$1	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Shares	Par	Paid in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total

Balance November 30, 2020 (Unaudited)	-	$-	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(18,978,795)	$(365,771)

Common stock issued for note payable	-	-	-	-	5,000,000	5,000	95,000	-	-	100,000

Exchange of common stock payable	-	-	-	-	500,000	500	75,500	(76,000)	-	-

Sale of common stock	-	-	-	-	12,000,000	12,000	588,000	-	-	600,000

Net loss for the three months ended February 28, 2021	-	-	-	-	-	-	-	-	(304,171)	(304,171)

Balance February 28, 2021 (Unaudited)	-	$-	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,282,966)	$30,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders' Equity (Deficit)

For the Six Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Series A		Series B
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Shares	Par	Paid in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total

Balance August 31, 2019	-	$-	-	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1	-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-	20,833,333	20,833	104,167	-	-	125,000

Common stock issued for services	-	-	-	-	4,500,000	4,500	36,000	-	-	40,500

Warrant expense	-	-	-	-	-	-	316,585	-	-	316,585

Common stock issued with debt	-	-	-	-	9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-	-	-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Beneficial conversion feature	-	-	-	-	-	-	281,300	-	-	281,300

Net loss for the six months ended February 29, 2020	-	-	-	-	-	-	-	-	(1,099,145)	(1,099,145)

Balance February 29, 2020 (Unaudited)	-	$-	1	$1	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Shares	Par	Paid in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance August 31, 2020	-	$-	1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party	-	-	-	-	20,000,000	20,000	230,000	-	-	250,000

Exchange of common stock payable	-	-	-	-	500,000	500	75,500	(76,000)	-	-

Sale of common stock					32,000,000	32,000	768,000	-	-	800,000

Net loss for the six months ended February 28, 2021	-	-	-	-	-	-	-	-	(506,277)	(506,277)

Balance February 28, 2021 (Unaudited)	-	$-	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,282,966)	$30,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2021 AND February 29, 2020

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

Basis of Presentation

The accompanying condensed unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2021 may not necessarily be indicative of the results that may be expected for the year ended August 31, 2021.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The accompanying condensed financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the six months ended February 28, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At February 28, 2021 and August 31, 2020, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of February 28, 2021 and August 31, 2020, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At February 28, 2021 and August 31, 2020, the Company has recorded an allowance for doubtful accounts of $2,981 and $2,981, respectively. At February 28, 2021 and August 31, 2020 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,585, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of February 28, 2021 and August 31, 2020, inventory amounted to $48,206 and $0, respectively, which consisted of finished goods of $39,296, and raw materials of $8,910 net of reserves. During the six months ended February 28, 2021 the Company adjusted the reserves by $6,776 for products sold. As of February 28, 2021 and August 31, 2020 inventory reserves were $33,476 and $40,252, respectively.

Revenue Recognition

We account for revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues.

Our products are sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment. The Company offers a 30 day return policy on sales.

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component of general and administrative expenses in the accompanying financial statements for the three and six months ended February 29, 2020. No stock option compensation expense was recognized for the three and six months ended February 28, 2021.

Net Loss per Share

Basic loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,000,000 warrants and 0 options as well as 500,000,000 shares issuable upon the conversion of a convertible note are anti-dilutive for the three and six months ended February 28, 2021. The effect of 3,450,000 warrants and 1,200,000 options is anti-dilutive for the three and six months ended February 29, 2020.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the three and six months ended February 28, 2021, the Company recorded an amortization expense of $811 and $1,622, respectively. During the three and six months ended February 29, 2020, the Company recorded an amortization expense of $1,150 and $1,986, respectively.

3. NOTE PAYABLE - RELATED PARTY

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the note issued August 31, 2020 with an outstanding principal amount of $150,000 for 15,000,000 shares of common stock of the Company.

During the six months ended February 28, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

4. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at a conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. On April 23, 2020, the Company entered into an amendment to the security agreement, dated December 24, 2019 between the Company and the holder of the Company’s original issue discount convertible debenture, dated December 24, 2019. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. On December 10, 2020 the Company entered into amendments (“Amendment No. 3”) with the holders of the Company’s original issue discount convertible debentures, with an original issuance date of December 24, 2019, as amended by amendment No. 1 thereto, dated May 28, 2020, and amendment No. 2 thereto, dated August 21, 2020, in the aggregate outstanding principal amount of $500,000. Pursuant to Amendment No. 3, the maturity date of the debentures was extended to February 28, 2021. On January 15, 2021, the Company entered into amendments with the holders of the debentures, pursuant to which the conversion price of the debentures was increased to $0.05 per share (subject to adjustment for stock splits, stock dividends, and similar transactions). On April 20, 2021, the maturity date of the debentures was extended to May 31, 2021.

5. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of August 31, 2020 and February 28, 2021 respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of August 31, 2020 and February 28, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser will be equal to $50,000 divided by lower financing price. As of August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000. On January 5, 2021, the Company issued the 500,000 shares of common stock.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the promissory note issued August 31, 2020 for 15,000,000 shares of common stock of the Company.

During the six months ended February 28, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

On February 24, 2021, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the purchase agreement, the Company issued and sold to the investor 10,000,000 shares of common stock for an aggregate purchase price of $500,000.

Warrants

The following table summarizes the warrant activities during the six months ended February 28, 2021:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2020	3,450,000	$0.56	2.8 years
Granted	-	-
Canceled or expired	(450,000)	0.81
Exercised	-	-
Outstanding at February 28, 2021	3,000,000	$0.52	2.53 years
Exercisable at February 28, 2021	3,000,000	$0.52	2.53 years
Intrinsic value at February 28, 2021		$-

Options

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized option expense of $1,416,975 during the year ended August 31, 2020. During the year ended August 31, 2020, Mr. Pollack exercised 84,000,000 stock options for $84,000. During the six months ended February 28, 2021, the remaining 16,000,000 stock options expired.

The following table summarizes the option activities during the six months ended February 28, 2021:

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2020	16,000,000	$.001	0.9 years
Granted	-	-
Canceled or expired	(16,000,000)	.001
Exercised	-	-
Outstanding at February 28, 2021	-	$-
Exercisable at February 28, 2021	-	$-

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

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged this note for 15,000,000 shares of common stock of the Company. See Note 5.

During the six months ended November 30, 2020, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021. See Note 5.

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

As of February 28, 2021, there was no common stock owed to Mr. Rozen as the quarterly target sales were not met.

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

8. MAJOR CUSTOMERS

At February 28, 2021 and August 31, 2020, no individual customer amounted to over 10% of total accounts receivable. During the three and six months ended February 28, 2021 and February 29, 2020 no individual customer amounted to over 10% of total sales.

9. SUBSEQUENT EVENTS

On April 20, 2021, the maturity date of the convertible debentures with an original issuance date of December 24, 2019 (see Note 4) was extended to May 31, 2021.

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

Results of Operations for the three months ended February 28, 2021 and February 29, 2020

Sales

Sales during the three months ended February 28, 2021 were $4,028 compared to $0 for the three months ended February 29, 2020. The increase in sales was primarily a result of increased marketing of the Company’s products and the Company selling of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the three months ended February 28, 2021 and February 29, 2020 were $202,711 and $190,928, respectively. Included in selling, general and administrative expenses, option and warrant expense for the three months ended February 28, 2021 and February 29, 2020 was $0 and $160,219, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our President and CEO. Professional fees were $40,208 and $93,411, respectively for the three months ended February 28, 2021 and February 29, 2020. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $62,500 and $32,000, respectively for the three months ended February 28, 2021 and February 29, 2020, respectively. The increase was primarily due to additional consulting agreements for sales and marketing during the three months ended February 28, 2021. Amortization expense of domain names for the three months ended February 28, 2021 and February 29, 2020 was $811 and $1,150 respectively.

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

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the three months ended February 28, 2021 and February 29, 2020 was $0 and $275,656, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the three months ended February 29, 2020.

Net Loss

For the reasons stated above, our net loss for the three months ended February 28, 2021 was $304,171, or $0.00 per share, compared to a net loss for the three months ended February 29, 2020 of $682,740, or $0.01 per share.

Results of Operations for the six months ended February 28, 2021 and February 29, 2020

Sales

Sales during the six months ended February 28, 2021 were $11,567 compared to $1,739 for the six months ended February 29, 2020. The increase in sales was primarily a result of increased marketing of the Company’s products and the Company selling of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the six months ended February 28, 2021 and February 29, 2020 were $345,083 and $432,430, respectively. Included in selling, general and administrative expenses, option and warrant expense for the six months ended February 28, 2021 and February 29, 2020 was $0 and $316,585, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our President and CEO. Stock-based compensation for the six months ended February 28, 2021 and February 29, 2020 were $0 and $40,500, respectively which was a result of common stock issued for services. Professional fees were $62,623 and $148,786, respectively for the six months ended February 28, 2021 and February 29, 2020. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $104,500 and $133,500, respectively for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease was primarily due to consulting agreements that expired and were not renewed during the six months ended February 29, 2020. Amortization expense of domain names for the six months ended February 28, 2021 and February 29, 2020 was $1,622 and $1,986, respectively.

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

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the six months ended February 28, 2021 and February 29, 2020 was $0 and $293,500 respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the six months ended February 29, 2020.

Net Loss

For the reasons stated above, our net loss for the six months ended February 28, 2021 was $506,277, or $0.00 per share, compared to a net loss for the six months ended February 29, 2020 of $1,099,145, or $0.01 per share.

Liquidity and Capital Resources

As of February 28, 2021, we had cash of $501,560. Net cash used in operating activities for the six months ended February 28, 2021 was $550,582. Our current liabilities as of February 28, 2021 were $616,462 and consisted of accounts payable and accrued liabilities of $115,928, notes payable related party of $534 and a convertible note payable of $500,000. As of August 31, 2020, we had cash of $126,603. Net cash used in operating activities for the six months ended February 29, 2020 was $342,686. The increase in net cash used in operating activities during the six months ended February 28, 2021 compared to February 29, 2020 was a result of the Company purchasing new inventory and increase in prepaid expenses, partially offset by the increase in accounts payable and accrued liabilities.

During the six months ended February 28, 2021, the Company raised $800,000 from the sale of common stock. During the six months ended February 28, 2021 the Company received a total of $130,534 of loans from our Chief Executive Officer. During the six months ended February 29, 2020, the Company raised $125,000 from the sale of common stock. During the six months ended February 29, 2020, the Company received a total of $400,000, net of original issue discounts of convertible note and repaid $120,000. During the six month ended February 29, 2020 the Company repurchased $27,500 of common stock.

The unaudited condensed financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the six months ended February 28, 2021 and the year ended August 31, 2020 and had a working capital deficit at February 28, 2021 and August 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2021, pursuant to a securities purchase agreement entered into on June 6, 2018 the Company issued 500,000 shares of common stock in accordance with anti-dilution rights that had been granted to the purchaser.

On January 6, 2021, the Company entered into an agreement with Danil Pollack, the Company’s chief executive officer. Pursuant to the agreement, the Company issued to Mr. Pollack 5,000,000 shares of common stock in consideration for a payment of $100,000 which was previously loaned to the Company.

In connection with the foregoing, the Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 5 to Debenture between the Company and The Vantage Group Ltd.*
10.2	Amendment No. 5 to Debenture between the Company and Berique Labs LLC*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: April 20, 2021	By:	/s/ Danil Pollack
Danil Pollack Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)