Form 10-Q
period 2021-05-31
Bespoke Extracts, Inc.
filed 2021-08-17
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

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

As of August 10, 2021, there were 246,889,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Balance Sheets

	May 31,	August 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$83,145	$126,603
Accounts receivable, net	4,852	3,585
Prepaid expense	92,000	2,319
Inventory, net	76,857	-
Total current assets	256,854	132,507

Furniture and equipment	2,745	-
Domain names, net of amortization of $13,305 and $10,872, respectively	33,558	33,741
Total assets	$293,157	$166,248

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$62,136	$59,913
Note payable - related party	534	120,000
Convertible notes	500,000	500,000
Total current liabilities	562,670	679,913

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.001 par value, 1,000 designated shares; no shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of May 31, 2021 and August 31, 2020, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 shares authorized; 246,888,426 and 194,388,426 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	246,889	194,389
Additional paid-in capital	19,066,135	17,992,635
Common stock payable	-	76,000
Accumulated deficit	(19,582,537)	(18,776,689)
Total stockholders’ deficit	(269,513)	(513,665)
Total liabilities and stockholders’ deficit	$293,157	$166,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Sales	$10,117	$-	$21,684	$1,739
Cost of products sold	3,186	-	7,202	1,087
Gross Profit	6,931	-	14,482	652

Operating expenses:
Selling, general and administrative expenses	206,087	3,161,806	551,170	3,594,236
Professional fees	22,604	25,367	85,227	174,153
Consulting	77,000	24,562	181,500	158,062
Amortization expense of domain name	811	811	2,433	2,797
Total operating expenses	306,502	3,212,546	820,330	3,929,248

Loss from operations	(299,571)	(3,212,546)	(805,848)	(3,928,596)

Other expense
Loss on settlement of debt	-	-	-	(89,595)
Interest expense and amortization of debt discount	-	(242,188)	-	(535,688)
Total other expense	-	(242,188)	-	(625,283)

Loss before income tax	(299,571)	(3,454,734)	(805,848)	(4,553,879)
Provision for income tax	-	-	-	-
Net Loss	$(299,571)	$(3,454,734)	$(805,848)	$(4,553,879)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	246,888,426	111,910,165	225,296,851	105,433,560

LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statement of Stockholders Deficit

For The Three and Nine Months Ended May 31, 2021 and 2020

Unaudited

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance February 29, 2020 (Unaudited)	-	$-	1	$1	-	$-	110,388,426	$110,389	$14,796,446	$76,000	$(15,235,028)	$(252,192)

Options and warrant expense	-	-	-	-	-	-	-	-	3,150,855	-	-	3,150,855

Exercise of stock options	-	-	-	-	-	-	20,000,000	20,000	-	-	-	20,000

Exchange of preferred stock	-	-	(1)	(1)	1	-	-	-	1	-	-	-

Capital contribution of accrued salary - related party	-	-	-	-	-	-	-	-	45,333	-	-	45,333

Net loss for the three months ended May 31, 2020	-	-	-	-	-	-	-	-	-	-	(3,454,734)	(3,454,734)
Balance May 31, 2020 (Unaudited)	—	$—	—	$—	1	$—	130,388,426	$130,389	$17,992,635	$76,000	$(18,689,762)	$(490,738)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance February 28, 2021 (Unaudited)	—	$—	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,282,966)	$30,058

Net loss for the three months ended May 31, 2021	-	-	-	-	-	-	-	-	(299,571)	(299,571)
Balance May 31, 2021 (Unaudited)	—	$—	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,582,537)	$(269,513)

	Series A		Series B		Series C
	Preferred	Preferred	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total

Balance August 31, 2019	—	$—	—	$—	$—	$—	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1	1	-	-	-	-	23,999	-	-	24,000

Sale of common stock	-	-	-	-			20,833,333	20,833	104,167	-	-	125,000

Common stock issued for services	-	-	-	-	-	-	4,500,000	4,500	36,000	-	-	40,500

Option and warrant expense	-	-	-	-	-	-	-	-	3,467,440	-	-	3,467,440

Exercise of stock options	-	-	-	-	-	-	20,000,000	20,000	-	-	-	20,000

Common stock issued with debt	-	-	-	-			9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-	-	-	-	-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Exchange of preferred stock	-	-	(1)	(1)	1	-	-	-	1	-	-	-

Capital contribution of accrued salary - related party	-	-	-	-	-	-	-		45,333	-	-	45,333

Beneficial conversion feature	-	-	-	-	-	-	-	-	281,300	-	-	281,300

Net loss for the nine months ended May 31, 2020	-	-	-	-	-	-	-	-	-	-	(4,553,879)	(4,553,879)

Balance May 31, 2020 (Unaudited)	—	$—	—	$—	1	$—	130,388,426	$130,389	$17,992,635	$76,000	$(18,689,762)	$(490,738)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common		Common
	Shares	Par	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance August 31, 2020	—	$—	1	$—	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party	-	-			20,000,000	20,000	230,000	-	-	250,000

Exchange of common stock payable	-	-	-	-	500,000	500	75,500	(76,000)	-	-

Sale of common stock					32,000,000	32,000	768,000	-	-	800,000

Net loss for the nine months ended May 31, 2021	-	-	-	-	-	-	-	-	(805,848)	(805,848)
Balance May 31, 2021 (Unaudited)	—	$—	1	$—	246,888,426	$246,889	$19,066,135	$-	$(19,582,537)	$(269,513)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2021	2020
Cash flows from operating activities
Net Loss	$(805,848)	$(4,553,879)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and impairment expense of domain names	2,433	2,797
Amortization of debt discounts	-	535,687
Bad debt expense	-	2,981
Loss on settlement of debt		89,595
Option and warrant expense	-	3,467,440
Common stock issued for services	-	40,500
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(165)
Inventory	(76,857)	1,907
Prepaid expense	(89,681)	6,137
Accounts payable and accrued liabilities	2,223	(542)
Net Cash used in operating activities	(968,997)	(407,542)

Cash flows from investing activities
Purchase of Url	(2,250)	-
Purchase of equipment	(2,745)	-
Net cash used in investing activities	(4,995)	-

Cash flow from financing activities
Proceeds from note payable - related party	130,534	-
Proceeds from the issuance of convertible debt	-	400,000
Proceeds from exercise of stock options for cash	-	20,000
Repayment of debt	-	(120,000)
Repurchase of common stock	-	(27,500)
Sale of common stock	800,000	125,000
Net cash provided by financing activities	930,534	397,500

Net decrease in cash	(43,458)	(10,042)
Cash at beginning of period	126,603	10,343
Cash at end of period	$83,145	$301

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$281,300
Stock issued with convertible debt	$-	$118,700
Stock issued for conversion of debt - related party	$250,000	$-
Capital contribution of salary - related party	$	$45,333
Stock issued for common stock payable	$76,000	$-
Preferred stock issued for the conversion of accrued salary	$-	$24,000
Assignment of URL for settlement of debt	$-	$5,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2021 AND May 21, 2020

 (Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products.

The Company introduced its original line of CBD products in 2018. In the fall of 2020, the Company unveiled a new brand image, new website and ecommerce store and a new line-up of hemp-derived CBD formulations available for purchase in the form of tinctures, softgels and creams.

Basis of Presentation

The accompanying condensed unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2021 may not necessarily be indicative of the results that may be expected for the year ended August 31, 2021.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The accompanying condensed financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the nine months ended May 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At May 31, 2021 and August 31, 2020, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of May 31, 2021 and August 31, 2020, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At May 31, 2021 and August 31, 2020, the Company has recorded an allowance for doubtful accounts of $2,981 and $2,981, respectively. At May 31, 2021 and August 31, 2020 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,585, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of May 31, 2021 and August 31, 2020, inventory amounted to $76,857 and $0, respectively, which consisted of finished goods of $72,435, and raw materials of $4,422 net of reserves. During the nine months ended May 31, 2021 the Company adjusted the reserves by $6,776 for products sold. As of May 31, 2021 and August 31, 2020 inventory reserves were $33,476 and $40,252, respectively.

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

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component of general and administrative expenses in the accompanying financial statements for the three and nine months ended May 31, 2020. No stock option compensation expense was recognized for the three and nine months ended May 31, 2021.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,000,000 warrants and 0 options as well as 500,000,000 shares issuable upon the conversion of a convertible note are anti-dilutive for the three and nine months ended May 31, 2021. The effect of 3,450,000 warrants and 81,200,000 options is anti-dilutive for the three and nine months end May 31, 2020.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the three and nine months ended May 31, 2021, the Company recorded an amortization expense of $811 and $2,433, respectively. During the nine months ended May 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the three and nine months ended May 31, 2020, the Company recorded an amortization expense of $811 and $2,508 respectively.

3. NOTE PAYABLE - RELATED PARTY

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. $120,000 was remitted upon execution of the note and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the note for 15,000,000 shares of common stock of the Company.

During the nine months ended May 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

4. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company has also entered into five amendments to the debentures to extend the maturity date, including, most recently, an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021.

5. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of August 31, 2020 and May 31, 2021 respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of August 31, 2020 and May 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by lower financing price. As of August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000. On January 5, 2021, the Company issued the 500,000 shares of common stock.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s chief executive officer. $120,000 was remitted upon execution of the note and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the promissory note for 15,000,000 shares of common stock of the Company.

During the nine months ended May 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

Warrants

The following table summarizes the warrant activities during the nine months ended May 31, 2021:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2020	3,450,000	$0.56	2.8 years
Granted	-	-
Canceled or expired	(450,000)	0.81
Exercised	-	-
Outstanding at May 31, 2021	3,000,000	$0.52	2.41 years
Exercisable at May 31, 2021	3,000,000	$0.52	2.41 years
Intrinsic value at May 31, 2021		$-

Options

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized option expense of $1,416,975 during the year ended August 31, 2020. During the year ended August 31, 2020, Mr. Pollack exercised 84,000,000 stock options for $84,000. During the nine months ended May 31, 2021, the remaining 16,000,000 stock options expired.

The following table summarizes the option activities during the nine months ended May 31, 2021:

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2020	16,000,000	$.001	0.9 years
Granted	-	-
Canceled or expired	(16,000,000)	.001
Exercised	-	-
Outstanding at May 31, 2021	-	$-
Exercisable at May 31, 2021	-	$-

6. RELATED PARTY TRANSACTIONS

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s chief executive officer. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack. $120,000 was remitted upon execution of the note and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged this note for 15,000,000 shares of common stock of the Company.

During the nine months ended May 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

7. COMMITMENTS AND CONTINGENCIES

Pursuant to a securities purchase agreement entered into on June 6, 2018 the Company was obligated to issue additional shares of common stock if the Company sold common stock at a price lower than $0.10 per share (or common stock equivalents with an exercise price less than $0.10 per share) during the six month period following the closing of the purchase agreement, in which event the Company was required to issue additional shares to the purchaser for no additional consideration, such that the total number of common stock received by the purchaser would be equal to $50,000 divided by lower financing price. As of November 30, 2020 and August 31, 2020, the Company was obligated to issue 500,000 shares of common stock valued at $76,000 which is included in the common stock payable in the accompanying balance sheet. On January 5, 2021, the Company issued 500,000 shares of common stock.

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $48,000. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company will pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

On October 13, 2020, the Company entered into a consulting agreement with Yaniv Rozen pursuant to which the Company engaged Mr. Rozen to serve as the Company’s chief operating officer on a consultant/independent contractor basis. Mr. Rozen was permitted to engage in other business activities while serving as the Company’s chief operating officer. On July 1, 2021, Yaniv Rozen resigned as chief operating officer of the Company.

Pursuant to the consulting agreement, the Company agreed to pay Mr. Rozen a fee of $3,000 per month.

The Company also agreed to issue to Mr. Rozen shares of common stock, and increase such monthly fee, as follows:

●	Within five business day of the end of the fourth quarter of 2020, (i) if the Company’s average sales were at least $50,000 per month, for such quarter, the Company would issue to Mr. Rozen 500,000 shares of common stock; or (ii) if the Company’s average sales were at least $100,000 per month for such quarter, the Company would issue to Mr. Rozen 750,000 shares of common stock;

●	Within five business day of the end of the first quarter of 2021, (i) if the Company’s average sales were at least $100,000 per month for such quarter, the Company would issue to Mr. Rozen 750,000 shares of common stock, or (ii) if the Company’s average sales were at least $150,000 per month for such quarter, the Company would issue to Mr. Rozen 1,000,000 shares of common stock, and would increase Mr. Rozen’s fee to $5,000 per month effective commencing at the end such quarter;

●	Within five business days of the end of the second quarter of 2021, (i) if the Company’s average sales were at least $200,000 per month, for such quarter, the Company would issue to Mr. Rozen 1,500,000 shares of common stock, or (ii) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company would issue to Mr. Rozen 2,000,000 shares of common stock; and

●	Within five business days of the end of the third quarter of 2021, (i) if the Company’s average sales were at least $300,000 per month, for such quarter, the Company would issue to Mr. Rozen 2,000,000 shares of common stock; or (ii) if the Company’s average sales were at least $500,000 per month, for such quarter, the Company would issue to Mr. Rozen 3,000,000 shares of common stock, and would increase Mr. Rozen’s fee to $7,000 per month effective commencing at the end such quarter.

As of July 1, 2021, Mr. Rozen’s resignation date, there was no common stock owed to Mr. Rozen as the quarterly target sales were not met.

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

8. MAJOR CUSTOMERS

At May 31, 2021 and August 31, 2020, no individual customer amounted to over 10% of total accounts receivable. During the three and nine months ended May 31, 2021 and May 31, 2020 no individual customer amounted to over 10% of total sales.

9. SUBSEQUENT EVENTS

On July 1, 2021, Yaniv Rozen resigned as chief operating officer of the Company. See Note 7.

On August 2, 2021, the Company entered into amendments (“Amendment No. 6”) with the holders of the Company’s original issue discount convertible debentures, with an original issuance date of December 24, 2019, as amended by amendment No. 1 thereto, dated May 28, 2020, amendment No. 2 thereto, dated August 21, 2020, amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, and Amendment No. 5 thereto, dated April 2, 2021, in the aggregate outstanding principal amount of $500,000. Pursuant to Amendment No. 6, the maturity date of the debentures was extended to August 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Inadequate capital to continue business;

●	Volatility, lack of liquidity or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Insufficient revenues to cover operating costs; and

●	The effect of the COVID-19 pandemic on our operations, including as it may limit access to our facilities, customers, management, and professional advisors, and negatively impact demand for our products, and ability to raise capital on acceptable terms or at all.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this Quarterly Report.

Overview

The Company sells a proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. The Company introduced its original line of CBD products in 2018. In the fall of 2020, we unveiled a new brand image, new website and ecommerce store and a new line-up of hemp-derived CBD formulations available for purchase in the form of tinctures, softgels and creams.

Results of Operations for the three months ended May 31, 2021 and May 31, 2020

Sales

Sales during the three months ended May 31, 2021 were $10,117 compared to $0 for the three months ended May 31, 2020. The increase in sales was primarily a result of increased marketing of the Company’s new line-up of hemp-derived CBD products and the sale of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the three months ended May 31, 2021 and May 31, 2020 were $206,087 and $3,161,806, respectively. Included in selling, general and administrative expenses, option and warrant expense for the three months ended May 31, 2021 and May 31, 2020 was $0 and $3,150,855, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our President and CEO. Professional fees were $22,604 and $25,367, respectively for the three months ended May 31, 2021 and May 31, 2020, respectively. The decrease was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $77,000 and $24,562, respectively for the three months ended May 31, 2021 and May 31, 2020, respectively. The increase was primarily due to additional consulting agreements for sales and marketing during the three months ended May 31, 2021. Amortization expense of domain names for the three months ended May 31, 2021 and May 31, 2020 was $811 and $811 respectively.

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the three months ended May 31, 2021 and May 31, 2020 was $0 and $242,188, respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the three months ended May 31, 2020.

Net Loss

For the reasons stated above, our net loss for the three months ended May 31, 2021 was $299,571, or $0.00 per share, compared to a net loss for the three months ended May 31, 2020 of $3,454,734, or $0.03 per share.

Results of Operations for the nine months ended May 31, 2021 and May 31, 2020

Sales

Sales during the nine months ended May 31, 2021 were $21,684 compared to $1,739 for the nine months ended May 31, 2020. The increase in sales was primarily a result of increased marketing of the Company’s new line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2021 and May 31, 2020 were $551,170 and $3,594,236, respectively. Included in selling, general and administrative expenses, option and warrant expense for the nine months ended May 31, 2021 and May 31, 2020 was $0 and $3,467,440, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our President and CEO. Stock-based compensation for the nine months ended May 31, 2021 and May 31, 2020 were $0 and $40,500, respectively which was a result of common stock issued for services. Professional fees were $85,227 and $174,153, respectively for the nine months ended May 31, 2021 and May 31, 2020, respectively. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $181,500 and $158,062, for the nine months ended May 31, 2021 and May 31, 2020, respectively. The increase was primarily due to additional consulting agreements for sales and marketing during the nine months ended May 31, 2021. Amortization expense of domain names for the nine months ended May 31, 2021 and May 31, 2020 was $2,433 and $2,508, respectively.

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

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the nine months ended May 31, 2021 and May 31, 2020 was $0 and $535,688 respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the nine months ended May 31, 2020.

Net Loss

For the reasons stated above, our net loss for the nine months ended May 31, 2021 was $805,848, or $0.00 per share, compared to a net loss for the nine months ended May 31, 2020 of $4,553,879, or $0.04 per share.

Liquidity and Capital Resources

As of May 31, 2021, we had cash of $83,145. Net cash used in operating activities for the nine months ended May 31, 2021 was $968,997. Our current liabilities as of May 31, 2021 were $562,670 and consisted of accounts payable and accrued liabilities of $62,136, notes payable- related party of $534 and a convertible note payable of $500,000. As of August 31, 2020, we had cash of $126,603. Net cash used in operating activities for the nine months ended May 31, 2020 was $407,542. The increase in net cash used in operating activities during the nine months ended May 31, 2021 compared to May 31, 2020 was a result of the Company purchasing new inventory and an increase in prepaid expenses, partially offset by the increase in accounts payable and accrued liabilities.

During the nine months ended May 31, 2021, the Company raised $800,000 from the sale of common stock. During the nine months ended May 31, 2021 the Company received a total of $130,534 of loans from our Chief Executive Officer. During the nine months ended May 31, 2020, the Company raised $125,000 from the sale of common stock. During the nine months ended May 31, 2020, the Company received a total of $400,000, net of original issue discounts, from the sale of a convertible note and repaid $120,000. During the nine month ended May 31, 2020 the Company repurchased $27,500 of common stock and received $20,000 from the exercise of stock options.

The unaudited condensed financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended May 31, 2021 and the year ended August 31, 2020 and had a working capital deficit at May 31, 2021 and August 31, 2020. This raises substantial doubt about our ability to continue as a going concern.

We have not generated positive cash flows from operating activities. Our primary source of capital has been from the sale of equity and convertible debt securities. Our primary use of capital has been for professional fees and selling, general and administrative costs. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

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

BESPOKE EXTRACTS, INC.

Dated: August 17, 2021	By:	/s/ Danil Pollack
Danil Pollack Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)