Form 10-K
period 2021-08-31
Bespoke Extracts, Inc.
filed 2021-12-13
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2590 Walnut St. Denver, CO	80205
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,835,537.

As of December 13, 2021, there were 251,339,621 shares of common stock, par value $0.001 per share, issued and outstanding.

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

In early 2017, we re-focused our business attention to the hemp-derived cannabidiol, or CBD, market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

Since 2017, the Company has focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. Information on our website is not part of this report.

Under our expanded operating plan, we intend to methodically expand our product offerings to include new flavors, including manuka honey; and introduce additional form factors for our CBD formulations, including lotions and balms, depending on customer feedback and evolving consumer demand.

Recent Developments

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

The Company’s expanded business plan may include the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate such businesses. Depending on the markets entered and state regulation, the Company’s plan may also include: asset purchases, management/consulting operating agreements, or similar agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions. There is no assurance any required financing for such acquisitions will be available on acceptable terms, or at all, or that we will complete any such acquisitions.

In addition, the acquisition of marijuana dispensaries and cultivation/manufacturing/processing facilities is subject to the approval of government authorities which license and regulate marijuana dispensaries in their applicable jurisdictions. No assurance can be given that any such approvals can be obtained.

Wonderleaf

The Company has developed a plan to potentially acquire and merge, or “roll up” direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivations with a target to be one of the highest quality, craft cannabis, seed-to-sale businesses in Colorado.

Consistent with this strategy, on December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “Wonderleaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Purchase Agreement.

In connection with the Wonderleaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years.

Closing of the Wonderleaf Purchase Agreement is subject to receipt of certain governmental approvals and other customary closing conditions.

Our Business--Overview

Since the change in management and control of the Company that occurred in November 2021, we now primarily operate within the regulated cannabis industry and the CBD industry with three divisions: i) consulting and professional services, which we plan to commence offering around January 2022; (ii) the sale of CBD products through our websites; and (iii) a new business division called “Bespoke Extracts Colorado, LLC,” which, upon closing of the Wonderleaf acquisition, will be a licensed owner/operator of recreational marijuana processing facilities located in Colorado.

Business Consulting Services

We plan to offer consulting services for companies associated with the cannabis and hemp industries in all stages of development. We anticipate that our service offerings will include the following:

●	Cannabis and Hemp Business Planning. Our commercial cannabis and hemp business planning services will be structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We will work with our clients to generate a comprehensive strategy based on market need and growth opportunities. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise to help client businesses thrive.

●	Cannabis and Hemp Business Growth Strategies. We will work with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential.

●	Cannabis and Hemp Business Monitoring. The regulated commercial cannabis and hemp industries are constantly growing and shifting, and the ongoing monitoring of a cannabis and hemp business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We will offer fully integrated business analysis solutions. Our monitoring services will include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations.

 The Hemp-Derived CBD Market

In 2014, President Barack Obama signed the 2014 Farm Bill, which essentially allowed for hemp to be grown by permitted universities and state departments of agriculture in the name of federally funded research – rather than as a commercial crop. Thereafter, pro-hemp legislation received increasingly favorable bipartisan support, culminating in December 2018 with the passage of the 2018 Farm Bill, which removed industrial hemp from its listing as a Schedule I drug and recognizes hemp as an agricultural commodity, such as corn, wheat or soybeans. Consequently, demand for hemp-derived CBD products significantly increased, with the Federal government asserting certain oversight and compliance controls. Specifically, the production of hemp-derived CBD must adhere to certain regulatory mandates relating to the hemp grown to produce it, including:

●	The hemp must contain less than 0.3% THC;

●	The hemp must adhere to the shared state-federal regulations; and

●	The hemp must be grown by a properly licensed grower.

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

However, unlike CBD-based products which are non-psychoactive, have little to no side effects and are believed to offer tangible therapeutic benefits to its users, THC-based products used for recreational or medical purposes may induce psychotropic or euphoric effects on a user and have potential side effects, such as anxiety and paranoia. Another important distinction between the two is the fact that THC products can only be purchased in U.S. states which have legalized medical or recreational marijuana use, whereas authentic, hemp-derived CBD products may be legally purchased nationwide. In fact, today CBD products are being sold directly to consumers online by manufacturers and resellers and in many major and specialty retail stores, including Rite Aid, Walgreens, The Vitamin Shoppe, CVS, pet stores, beauty salons and even local convenience stores and gas stations.

CBD Product Line

Generally speaking, our management believes most CBD products for oral consumption available on the market have an earthy, bitter taste that some observers suggest is reminiscent of chlorophyll. The centerpiece of our retail product line will be our high quality products, formulated using only premium, organic ingredients. In addition to tinctures, we will also market CBD extract in capsule form, topicals, and gummies. We intend to expand our proprietary CBD products to include a broader range of flavors and form factors. Our current CBD offerings primarily focus on tinctures and liquid gels.

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

CBD Sales and Marketing

We currently sell our products through our website www.bespokecbd.com.

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

Cannabis Legislative Overview

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we may become involved, through our subsidiaries, in the cannabis industry. Under the Company’s plan, the Company may be directly engaged in the manufacture, possession, sale, and distribution of cannabis in the adult-use cannabis marketplace in the State of Colorado.

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp.

The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical and recreational uses for marijuana by physicians, researchers, patients, and consumers. Moreover, as of February 4, 2021 and despite the clear conflict with U.S. federal law, at least 36 states and the District of Columbia have legalized marijuana for medical use, although Mississippi’s medical cannabis legalization measure is under challenge. Fifteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure is subject to potential challenge. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use.

Unlike in Canada, which uniformly regulates the cultivation, distribution, sale, and possession of marijuana at the federal level under the Cannabis Act (Canada), marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in the states in which we plan to operate, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us. In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks.

Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of Department of Justice memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum. The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

1.	Preventing the distribution of marijuana to minors;

2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former U.S. Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.”

President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Attorney General Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain badges and licenses from the state and, for businesses, local jurisdictions. Colorado issues six types of business licenses including cultivation, manufacturing, dispensing, transport, research license and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements and product testing for potency and contaminants.

Laws and regulations affecting the adult-use marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state, and federal adult-use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Competition

We believe we possess certain competitive strengths and advantages in the industries in which we plan to operate. Our management team has significant experience in cultivation, processing and retailing of cannabis throughout regulated markets. As we execute on our strategy, we believe this expertise enables us to potentially evaluate, acquire and operate business efficiently.

Industry Knowledge. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has business expertise, extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance the breadth of our industry knowledge.

Regulatory Compliance. The state and local laws regulating the cannabis industry change at a rapid pace. We have resources committed to ensure our operations are in compliance with all state and local laws, policies, guidance and regulations to which we are subject. We apply this compliance knowledge to our customers in order to ensure that they, too, are in full compliance.

In the regulated cannabis industry, we believe we have significant competition from a range of private and public market participants.

Given the rapid growth of the U.S. CBD and regulated cannabis industries, hundreds of companies have entered the respective markets. Consequently, the market is becoming highly competitive and we believe to compete in the market requires ensuring the quality and integrity of product offerings. Certain of our competitors have substantially greater financial, distribution, and marketing resources, as well as greater brand awareness than us, and there can be no assurance we will be able to successfully compete.

Our Headquarters

Our corporate headquarters is located at 2590 Walnut St., Denver, CO. Our corporate internet website is www.bespokeexracts.com. The contents of the website are not part of this report.

Employees

As of the date of the filing of this report, we have 2 full-time employees.

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

Risk Related to our Business and Industry

We have a history of operating losses, have a working capital deficit as of August 31, 2021, and we may not achieve or maintain profitability in the future.

As of August 31, 2021, we have an accumulated deficit of $19,742,266, a stockholders’ deficit of $418,242, and a working capital deficit of $453,735. We incurred a net loss of $965,577 for the year ended August 31, 2021. We may never achieve profitability or generate significant revenues.

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

Our future success will depend, in part, on our ability to expand our product offerings. To that end we have engaged in the process of identifying new product opportunities. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and preferences, our business could be harmed. We have and may continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do.

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

We depend upon our chief executive officer, Michael Feinsod, to a substantial extent. The loss of Mr. Feinsod could have a material adverse effect on our business, results of operations or financial condition.

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

We are involved in a highly competitive industry where we compete with various other nutraceutical companies which offer products similar to the products we sell. These competitors may have far greater resources than we do, giving our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. We may be unable to successfully compete against these other manufacturers.

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

We may be subject to the risks associated with future acquisitions , which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

As part of our overall business strategy, the Company may pursue select strategic acquisitions.

Although the Company will assess the risks inherent in a particular target business which it may acquire, this assessment may not result in the identification of all risks that a target business may encounter. Furthermore, some of those risks may be outside of the Company’s control, meaning that the Company can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Any such future acquisitions, if completed, may expose the Company to additional potential risks, including risks associated with:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships; and

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing productsand our inability to generate revenue from acquired products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Cannabis remains illegal under federal law.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and recreational adult cannabis use are in conflict with the federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use.

A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum provided that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities.. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Attorney General Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for our business and operations. Any such change in the federal government’s enforcement of federal laws could cause significant financial damage to us and our stockholders.

Under federal law, and more specifically the federal Controlled Substances Act, the possession, use, cultivation and transfer of cannabis is illegal. It is also federally illegal to advertise the sale of cannabis, or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. Our business involves the cultivation, production and sale of cannabis and cannabis products, and, therefore, violates federal law. Further, we provide services to customers that are engaged in the business of possession, use, cultivation and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

If the Federal Government were to change its enforcement practices, or were to expend its resources enforcing existing federal laws on those involved in the cannabis industry, such action could have a materially adverse effect on our operations, our customers or the sales of our products up to and including a complete cessation of our business.

It is possible that additional federal or state legislation could be enacted in the future that would prohibit us or our clients from selling cannabis, and if such legislation were enacted, the demand for our products and services, and those of our clients, likely would decrease, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our products and services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our business is dependent on state laws pertaining to the cannabis industry.

The federal Controlled Substances Act classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. While there appears to be ample public support for favorable legislative action to legalize cannabis use and possession, numerous factors may impact or negatively affect the legislative process(s) within the various states we have or may in the future have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

The voters or legislatures of states in which cannabis has already been legalized could potentially repeal applicable laws which permit the operation of both medical and retail cannabis businesses. These actions might force businesses, including our own and those of our clients, to cease operations in one or more states entirely.

We are required to comply concurrently with federal, state and local laws in each jurisdiction where we operate or to which we sell our products.

Various federal, state and local laws, regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate, or to which we export or propose to sell our products, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with each set of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret and apply. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and brand image and have a material adverse effect on our prospects, business, financial condition and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

Our business is subject to a variety of U.S. laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

We are subject to a variety of state and federal laws in the United States. In the United Stated, despite cannabis having been legalized for medical use in many states, and for adult recreational use in a number of states, cannabis meeting the definition of “marijuana” continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act. Following the passage of HB19-1090 in Colorado, we have elected to move into plant-touching operations in addition to non-plant-touching operations. As a public company involved in direct plant-touching activities, we may face additional scrutiny from the U.S. federal government or other regulatory agencies. Such scrutiny, and any investigation of our operations related to plant-touching activities, could have a material adverse impact on our prospects, business, financial condition and results of operations.

We are or will be subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis and nutrient products, and associated inconsistent treatment under state law.

Cannabis plants may absorb heavy metals and other contaminants from the soil that they grow in. Nutrient products are made from ingredients that may contain heavy metals and other contaminants. Heavy metals and contaminants are naturally found in the earth’s crust but may also be present as a result of, for example, pesticide use. Some contaminants, like heavy metals, are toxic to humans at even low concentrations. If our raw materials contain contaminants, they may transfer to our products. If the level of contaminants in our products exceeds permissible or safe levels, it may result in loss of inventory and possible harm to consumers of the products, which may expose us, among other things, to monetary losses, product liability claims and reputational risk.

In addition, state regulation of testing for, and permissible levels of, contaminants in cannabis products varies, making compliance difficult and costly.

We will be subject to risks inherent in an agricultural business, including the risk of crop failure.

We will be in the cannabis industry, which is an agricultural process. As such, our business will be subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks that might affect us or our clients.

The cannabis industry and market are relatively new in the United States, and this industry and market may not continue to exist or develop as anticipated or we may ultimately be unable to succeed in this industry and market.

The cannabis industry and market are relatively new, and our success depends on our ability to operate our business successfully and attract and retain clients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness of our brand in the cannabis industry and make significant investments in our business strategy and production capacity. These investments include introducing new products and services into the markets in which we operate, adopting quality assurance protocols and procedures and undertaking regulatory compliance efforts. These activities may not promote our business as effectively as intended, or at all, and we expect that our competitors will undertake similar investments to compete with us for market share. Competitive conditions, consumer preferences and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that may cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to operate our business or attract and retain clients or to develop new products and services and produce and distribute these products and services to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) both in the United States and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our cannabis products or those of our clients, which would affect our business. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As we anticipate becoming a producer and distributor of cannabis, which is a controlled substance in the United States that has previously been commonly associated with various other narcotics, violence and criminal activities, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects.

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would not be beneficial to the cannabis industry could have a detrimental impact on our business or our clients’ business and, in turn, on our operations.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis-related violations of the federal Controlled Substances Act and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect our ability and the ability of our clients to establish and maintain banking connections.

We may be unable to seek the protection of the bankruptcy courts.

There is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the federal Controlled Substances Act. Therefore, due to our cannabis-related business, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

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

Our chief executive officer beneficially owns the majority of the voting power of our shareholders.

As the managing member of the holder of our outstanding share of Series C Preferred Stock, our chief executive officer, Michael Feinsod, has 51% of the voting power of the Company’s shareholders.  As a result, Mr. Feinsod has the ability to control all matters submitted to shareholders, and his interests may differ from those of other shareholders.

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

Our management has determined that we do not have effective disclosure controls and procedures, or internal control over financial reporting as of August 31, 2021. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We maintain our principal office at 2590 Walnut St, Denver, CO. Our monthly rent is $1,300 under a month-to-month lease.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Our-wholly owned subsidiary, Bespoke Extracts Colorado, LLC leases commercial space in Aurora, CO, under a 5 year lease that commenced December 2021 (with an option to renew for an additional five year term). Monthly rent starts at $6,000.

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

Holders

As of December 13, 2021, there were approximately 308 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Equity Securities

None.

Item 6. [Reserved.]

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

Overview

We sell a proprietary line of specially-formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. Information on our website is not part of this report.

Under our expanded operating plan, we intend to methodically expand our product offerings to include new flavors, including manuka honey; and introduce additional form factors for our CBD formulations, including lotions and balms, depending on customer feedback and evolving consumer demand.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

Results of Operations for the years ended August 31, 2021 and August 31, 2020

Sales

Sales during the year ended August 31, 2021 were $35,566 compared to $8,054 for the year ended August 31, 2020. The increase in sales was primarily a result of increased marketing of the Company’s new line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the years ended August 31, 2021 and August 31, 2020 were $640,880 and $3,647,610, respectively. Included in selling, general and administrative expenses, option and warrant expense for the years ended August 31, 2021 and August 31, 2020 was $0 and $3,467,440, respectively which was primarily due to the fair value re-measurement of warrants and options, and the issuance of options to our then-President and CEO. Stock-based compensation for the years ended August 31, 2021 and August 31, 2020 were $0 and $40,500, respectively which was a result of common stock issued for services. Professional fees were $105,950 and $185,603, respectively for the years ended August 31, 2021 and August 31, 2020. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $237,500 and $184,062, for the years ended August 31, 2021 and August 31, 2020, respectively. The increase was primarily due to additional consulting agreements for sales and marketing during the year ended August 31, 2021. Amortization expense of domain names for the year ended August 31, 2021 and August 31, 2020 was $3,244 and $2,797, respectively.

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

Interest Expense and Amortization of Debt Discount

Interest expense on promissory notes for the years ended August 31, 2021 and August 31, 2020 was $0 and $535,688 respectively. The decrease in interest expense was due to the amortization expense for the warrants and beneficial conversion associated with those notes that had been converted to common stock or fully amortized during the year ended August 31, 2020.

Net Loss

For the reasons stated above, our net loss for the year ended August 31, 2021 was $965,577, or $0.00 per share, compared to a net loss for the year ended August 31, 2020 of $4,640,806, or $0.04 per share.

Liquidity and Capital Resources

As of August 31, 2021, we had cash of $11,177. Net cash used in operating activities for the year ended August 31, 2021 was $1,040,965. Our current liabilities as of August 31, 2021 were $542,762 and consisted of accounts payable and accrued liabilities of $42,228, notes payable- related party of $534 and a convertible note payable of $500,000. As of August 31, 2020, we had cash of $126,603. Net cash used in operating activities for the year ended August 31, 2020 was $465,240. The increase in net cash used in operating activities during the year ended August 31, 2021 compared to August 31, 2020 was a result of the Company purchasing new inventory and an increase in prepaid expenses, partially offset by the increase in accounts payable and accrued liabilities.

During the year ended August 31, 2021, the Company raised $800,000 from the sale of common stock. During the year ended August 31, 2021 the Company received a total of $130,534 of loans from our then-Chief Executive Officer. During the year ended August 31, 2020, the Company raised $125,000 from the sale of common stock. During the year ended August 31, 2020, the Company received a total of $400,000, net of original issue discounts, from the sale of a convertible note and repaid $120,000. During the year ended August 31, 2020 the Company repurchased $27,500 of common stock and received $84,000 from the exercise of stock options.

The financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended August 31, 2021 and had a working capital deficit at August 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Critical accounting policies and estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described below and in Note 1 to our financial statements appearing elsewhere in this report.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bespoke Extracts, Inc. (the “Company”) as of August 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended August 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2019.

Boynton Beach, Florida

December 13, 2021

Bespoke Extracts, Inc.

Balance Sheets

	August 31,	August 31,
	2021	2020

Assets
Current assets
Cash	$11,177	$126,603
Accounts receivable, net	5,262	3,585
Prepaid expense	24,329	2,319
Inventory, net	48,259	-
Total current assets	89,027	132,507

Furniture and equipment	2,745	-
Domain names, net of amortization of $14,116 and $10,872, respectively	32,748	33,741
Total assets	$124,520	$166,248

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$42,228	$59,913
Note payable - related party	534	120,000
Convertible notes	500,000	500,000
Total current liabilities	542,762	679,913

Commitments and contingencies (Note 7)	-	-

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of August 31, 2021 and August 31,2020, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of August 31, 2021 and August 31, 2020, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 246,888,426 and 194,388,426 shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	246,889	194,389
Additional paid-in capital	19,077,135	17,992,635
Common stock payable	-	76,000
Accumulated deficit	(19,742,266)	(18,776,689)
Total stockholders’ deficit	(418,242)	(513,665)
Total liabilities and stockholders’ deficit	$124,520	$166,248

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc

Statements of Operations

	For the year ended
	August 31,	August 31,
	2021	2020

Sales	$35,566	$8,054
Cost of products sold	13,569	3,505
Gross Profit	21,997	4,549

Operating expenses:
Selling, general and administrative expenses	640,880	3,647,610
Professional fees	105,950	185,603
Consulting	237,500	184,062
Amortization expense of domain name	3,244	2,797
Total operating expenses	987,574	4,020,072

Loss from operations	(965,577)	(4,015,523)

Other expense
Loss on settlement of debt	-	(89,595)
Interest expense and amortization of debt discount	-	(535,688)
Total other expense	-	(625,283)

Loss before income tax	(965,577)	(4,640,806)
Provision for income tax	-	-
Net Loss	$(965,577)	$(4,640,806)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	232,158,289	118,851,176

LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc

Statements of Cash Flows

	For the year ended
	August 31,	August 31,
	2021	2020
Cash flows from operating activities
Net Loss	$(965,577)	$(4,640,806)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and impairment expense of domain names	3,244	2,797
Amortization of debt discounts	-	535,688
Bad debt expense	-	2,981
Loss on settlement of debt		89,595
Option and warrant expense	-	3,467,440
Common stock issued for services	-	40,500
Changes in operating assets and liabilities:
Accounts receivable	(1,677)	(114)
Prepaid expense	(22,010)	15,318
Inventory	(48,259)	3,171
Accounts payable and accrued liabilities	(6,686)	18,190
Net Cash used in operating activities	(1,040,965)	(465,240)

Cash flows from investing activities
Purchase of Url	(2,250)	-
Purchase of equipment	(2,745)	-
Net cash used in investing activities	(4,995)	-

Cash flow from financing activities
Proceeds from note payable - related party	130,534	120,000
Proceeds from the issuance of convertible debt	-	400,000
Proceeds from exercise of stock options for cash	-	84,000
Repayment of debt	-	(120,000)
Repurchase of common stock	-	(27,500)
Sale of common stock	800,000	125,000
Net cash provided by financing activities	930,534	581,500

Net (decrease) / increase in cash	(115,426)	116,260
Cash at beginning of year	126,603	10,343
Cash at end of year	$11,177	$126,603

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Discount due beneficial conversion feature	$-	$281,300
Stock issued with convertible debt	$-	$118,700
Stock issued for conversion of debt - related party	$250,000	$-
Capital contribution of accrued salary - related party	$11,000	$45,333
Stock issued for common stock payable	$76,000	$-
Preferred stock issued for the conversion of accrued salary	$-	$24,000
Assignment of URL for settlement of debt	$-	$5,282

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc

Statement of Stockholders’ Deficit

For The Years Ended August 31, 2021 and 2020

	Series A		Series B				Series C
	Preferred	Preferred	Preferred		Preferred		Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares		Par		Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding		Amount		Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total

Balance August 31, 2019	-	$-	-		$-		$	$-	78,155,093	$78,156	$13,950,095	$76,000	$(14,135,883)	$(31,632)

Preferred stock issued for the conversion of accrued salary	-	-	1		1				-	-	23,999	-	-	24,000

Sale of common stock	-	-	-		-				20,833,333	20,833	104,167	-	-	125,000

Exercise of stock options	-	-	-		-			-	84,000,000	84,000	-	-	-	84,000

Common stock issued for services	-	-	-		-			-	4,500,000	4,500	36,000	-	-	40,500

Option and warrant expense	-	-	-		-			-	-	-	3,467,440	-	-	3,467,440

Common stock issued with debt	-	-	-		-				9,900,000	9,900	108,800	-	-	118,700

Repurchase of common stock	-	-	-		-			-	(3,000,000)	(3,000)	(24,500)	-	-	(27,500)

Exchange of preferred stock	-	-		(1)		(1)	1	-	-	-	1	-	-	-

Capital contribution of accrued salary - related party	-	-	-		-			-	-		45,333	-	-	45,333

Beneficial conversion feature	-	-	-		-			-	-	-	281,300	-	-	281,300

Net loss for the year ended August 31, 2020	-	-	-		-		-	-	-	-	-	-	(4,640,806)	(4,640,806)

Balance August 31, 2020	—	$—	—		$-		1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

	Series A		Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance August 31, 2020	-	$-	1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party	-	-			20,000,000	20,000	230,000	-	-	250,000

Exchange of common stock payable	-	-	-	-	500,000	500	75,500	(76,000)	-	-

Sale of common stock					32,000,000	32,000	768,000	-	-	800,000

Capital contribution of accrued salary - related party	-	-	-	-	-	-	11,000	-	-	11,000

Net loss for the year ended August 31, 2021	-	-	-	-	-	-	-	-	(965,577)	(965,577)
Balance August 31, 2021	-	$-	1	$-	246,888,426	$246,889	$19,077,135	$-	$(19,742,266)	$(418,242)

The accompanying notes are an integral part of these financial statements.

Bespoke Extracts, Inc.

NOTES TO FINANCIAL STATEMENTS

August 31, 2021 and 2020

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on selling its proprietary line of specially-formulated, premium quality, hemp-derived CBD products.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the year ended August 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At August 31, 2021 and August 31, 2020, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of August 31, 2021 and August 31, 2020, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At August 31, 2021 and August 31, 2020, the Company has recorded an allowance for doubtful accounts of $2,981 and $2,981, respectively. At August 31, 2021 and August 31, 2020 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,585, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of August 31, 2021 and August 31, 2020, inventory amounted to $48,259 and $0, respectively, which consisted of finished goods of $45,008, and raw materials of $3,251 net of reserves. During the year ended August 31, 2021 the Company adjusted the reserves by $6,776 for products sold. As of August 31, 2021 and August 31, 2020 inventory reserves were $33,476 and $40,252, respectively.

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

Stock Option Plans

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided. Stock option compensation expense has been recognized as a component of general and administrative expenses in the accompanying financial statements for the years ended August 31, 2020 and 2021. Stock option compensation expense was recognized for the years ended August 31, 2021 and 2020 was $0 and $3,467,440, respectively.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,000,000 warrants and 0 options as well as 500,000,000 shares issuable upon the conversion of a convertible note are anti-dilutive for the year ended August 31, 2021. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,450,000 warrants and 16,000,000 options is anti-dilutive for the year ended August 31, 2020 as well as 500,000,000 shares issuable upon the conversion of a convertible note.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Adopted during the year ended August 31, 2021

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires that financial assets measured at amortized cost be presented at the net amount expected to be collected and separately measure an allowance for credit losses that is deducted from the amortized cost basis of those financial assets. The Company adopted the new standard on September 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The Company early adopted the new standard on September 1, 2020; however, it did not have a significant impact on the Company’s financial statements.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At August 31, 2021, we carried a valuation allowance of $1,193,000 against our net deferred tax assets.

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244. During the year ended August 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the year ended August 31, 2020, the Company recorded an amortization expense of $2,508.

3. NOTE PAYABLE - RELATED PARTY

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s then-chief executive officer. $120,000 was remitted upon execution of the note and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the note for 15,000,000 shares of common stock of the Company.

During the year ended August 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company also also entered into six amendments to the debentures, including to increase the conversion price to $0.50, and to extend the maturity date, including an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021. In September 2021, a debenture holder converted $100,000 into 2,000,000 shares of common stock at a price of $0.05 per share. In connection with a stock purchase agreement, dated October 28, 2021, all amounts due and payable under the remaining outstanding debenture were forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out.

5. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of August 31, 2020 and August 31, 2021 respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of August 31, 2020 and August 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

On November 6, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which, the Company issued and sold to the investor an original issue discount convertible debenture (which was amended and restated on November 11, 2019) in the principal amount of $200,000, for a purchase price of $100,000, resulting in an original issue discount of $100,000. The Company also issued to the investor 4,900,000 shares of common stock valued at $63,700, ($0.013 per share). See Note 4.

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

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s then-chief executive officer. $120,000 was remitted upon execution of the note and the remaining $30,000 was remitted on September 22, 2020. The note did not bear interest. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the promissory note for 15,000,000 shares of common stock of the Company.

During the year ended August 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

Warrants

On March 2, 2018, the Company entered into a management agreement with Global Corporate Management, LLC. Pursuant to this agreement, the Company agreed to pay $4,000 and to issue 150,000 common stock purchase warrants with an exercise price of $0.50, exercisable commencing six months after issuance for a period of 5 years. The fair value of this award was determined to be $3,419,925 of which $1,457,561 was recognized during the year ended August 31, 2018. During the year ended August 31, 2020 the Company recognized a gain of ($3,378) due to a remeasurement of this nonemployee award. On March 2, 2019 the agreement was terminated.

On April 16, 2018, the Company entered into a consulting agreement for marketing and promotion services. The term was 1 year with payment of 50,000 warrants each month to purchase common stock with an exercise price of $0.60. However, if the consultant generates more than $10,000 in monthly sales, the warrants would have an exercise price of $.30, and if the consultant generates more than $20,000 in monthly sales, the warrants could be exercised on a cashless basis. Additionally, the Company agreed to pay 10% of retail sales and 5% of wholesale sales. On July 11, 2018 the Company terminated the agreement. On August 1, 2018 the Company entered into a new consulting agreement with the consultant. The term was 1 year with payment of 60,000 warrants each month to purchase common stock with an exercise price of $0.60. The warrants may be exercised on a cashless basis. A total of $256,038 warrant expense in relation to this award was recognized during the year ended August 31, 2018. During the year ended August 31, 2020 the Company recognized a gain of ($1,905) due to a remeasurement of this nonemployee award. The warrants may be exercised on a cashless basis.  During the year ended August 31, 2020 the Company recognized a gain of ($1,905) due to a remeasurement of this nonemployee awards.

On October 30, 2018, the Company entered into an employment agreement with Niquana Noel pursuant to which Ms. Noel would serve as the Company’s Chief Executive Officer and president for a term of four years, unless earlier terminated pursuant to the terms of the employment agreement. Pursuant to the terms of the employment agreement, Ms. Noel’s annual salary was $96,000 and she received a warrant to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138 of which $0 and $2,055,748 were recognized during the years ended August 31, 2021 and 2020, respectively. Unamortized expense at August 31, 2020 is $0.

The following table summarizes the warrant activities during the years ended August 31, 2021 and 2020:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2019	3,450,000	0.56	3.8
Granted	-	-	-
Canceled or expires	-	-	-
Exercised	-	-
Outstanding at August 31, 2020	3,450,000	0.56	2.8 years
Granted	-	-
Canceled or expired	(450,000)	0.81
Exercised	-	-
Outstanding at August 31, 2021	3,000,000	$0.52	2.16 years
Exercisable at August 31, 2021	3,000,000	$0.52	2.16 years
Intrinsic value at August 31, 2021		$-

Options

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. The Company recognized option expense of $1,416,975 during the year ended August 31, 2020. During the year ended August 31, 2020, Mr. Pollack exercised 84,000,000 stock options for $84,000. During the year ended August 31, 2021, the remaining 16,000,000 stock options expired.

The following table summarizes the option activities during the years ended August 31, 2021 and 2020:

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2019	1,200,000	1.00	1.9 years
Granted	100,000,000	.001
Canceled or expired	(1,200,000)	1.00
Exercised	(84,000,000)	.001
Outstanding at August 31, 2020	16,000,000	$.001	0.9 years
Granted	-	-
Canceled or expired	(16,000,000)	.001
Exercised	-	-
Outstanding at August 31, 2021	-	$-
Exercisable at August 31, 2021	-	$-

The fair value of the options was estimated using the Black-Scholes option pricing model and the following range of assumptions:

Grant Date
For the year ended August 31, 2020
Risk-free interest rate at grant date	.15%
Expected stock price volatility	262%
Expected dividend payout	-
Expected life (in years)	.25

6. RELATED PARTY TRANSACTIONS

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

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack will serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share. During the year ended August 31, 2020 Mr. Pollack exercised 84,000,000 stock options for $84,000. On November 2, 2021, effective July 1, 2021 Mr. Pollack waived all compensation owed to him by the Company as of such date through the date of his resignation as the Company’s chief executive officer. See Note 5.

On March 25, 2020, Company entered into a letter agreement with Niquana Noel, the Company’s then-chief executive officer. Pursuant to the agreement, Ms. Noel exchanged 1 share of Series B Preferred Stock of the Company for one share of newly created Series C Preferred Stock of the Company.

In connection with the letter agreement, on March 25, 2020, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation, the Company designated one share of its preferred stock as Series C Preferred Stock. .

On April 20, 2020, the Company entered into a letter agreement with Niquana Noel. Pursuant to the letter agreement, Ms. Noel waived any and all accrued but unpaid compensation owed to her (which was equal to $45,333) in exchange for the right to retain all 20,000,000 shares of common stock of the Company Ms. Noel had acquired upon exercise of warrants, notwithstanding provisions of the warrant agreement that would have required her to return certain shares to the Company in the event of her resignation.

On August 31, 2020, the Company issued a promissory note in the principal amount of $150,000, to Danil Pollack, the Company’s then-chief executive officer. Upon execution of the note, $120,000 was remitted and the remaining $30,000 was paid on September 22, 2020. The note did not bear interest and had a maturity date of November 30, 2020. On November 10, 2020, the Company entered into an exchange agreement with Mr. Pollack. Pursuant to the exchange agreement, Mr. Pollack exchanged the promissory note for 15,000,000 shares of common stock of the Company.

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s then-chief executive officer. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company could also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus.

During the year ended August 31, 2021, Mr. Pollack loaned the Company an additional $100,534 that was non-interest bearing and payable upon demand. $100,000 of this amount was subsequently deemed to be consideration for 5,000,000 shares of common stock the Company issued to Mr. Pollack on January 6, 2021.

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

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. Mr. Pollack elected to forgive $11,000 of salary during the year ended August 31, 2021, the amount was recorded as a capital contribution.

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

8. MAJOR CUSTOMERS

At August 31, 2021 and August 31, 2020, no individual customer amounted to over 10% of total accounts receivable. During the years ended August 31, 2021 and August 31, 2020 no individual customer amounted to over 10% of total sales.

9. INCOME TAXES

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $1,193,000 and $959,000 against its net deferred taxes is necessary as of August 31, 2021 and 2020, respectively.

At August 31, 2021 and August 31, 2020, respectively, the Company had approximately $3,156,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2032. At August 31, 2021 and August 31, 2020, the Company had approximately $2,081,000 and $1,120,000, respectively that can be carried forward indefinitely.

Tax returns for the years ended August 31, 2021, 2020, 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended August 31:

	2021	2020

Federal and state statutory taxes	(25.00)%	(25.00)%
Change in tax rate estimate	-%	-%
Permanent differences	.28%	22.5%
Change in valuation allowance	24.72%	2.50%
	-%	-%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2021 and 2020 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31:

	2021	2020
Deferred tax assets:
Inventory impairment	$9,533	$11,129
Bad debt expense	756	756
Net operating loss carryforward	1,182,448	946,775
Total deferred tax assets	1,192,737	958,660
Valuation allowance	(1,192,737)	(958,660)
Total net deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended August 31, 2021 and 2020 is set forth below:

	2021	2020

Net loss	$(236,776)	$(1,176,212)
Non-deductible expenses and other	2,699	1,059,717
Change in valuation allowance	234,077	116,495
Benefit from income taxes	$-	$-

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

10. SUBSEQUENT EVENTS

In September 2021 a debenture holder converted $100,000 of a convertible debenture into 2,000,000 shares of common stock at a price of $0.05 per share.

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack (the Company’s then-chief executive officer), and Infinity Management, LLC (‘Infinity”). Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 50,000,000 shares of the common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $40,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company.

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792.29 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement.

In connection with the purchase agreement, and effective upon the closing thereunder, Mr. Michael Feinsod, the managing member of Infinity, was appointed as the chief executive officer and chairman of the board of directors of the Company, Mr. Hunter Garth was appointed as a director, as well as chief strategy officer of the Company, and Mr. Pollack resigned from all positions with the Company, including as president, CEO, chief financial officer and director of the Company.

In connection with the purchase agreement, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out.

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement.

In connection with the Wonderleaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000.

Closing of the WonderLeaf Purchase agreement is subject to receipt of certain governmental approvals and other customary closing conditions.

On November 29, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company $25,000. The loan does not bear interest and is payable on demand.

On December 3, 2021, Michael Feinsod loaned the Company $15,000. The loan does not bear interest and is payable on demand.

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

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

●	Our chief executive officer also functions as our principal financial officer. As a result, our officer may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Michael Feinsod	50	Chief Executive Office and Chairman of the Board of Directors
Hunter Garth	32	Chief Strategy Officer and Director

Michael Feinsod has served as our chief executive officer and chairman since November 2021. Mr. Feinsod is the managing member of Infinity Capital, LLC, an investment management company he founded in 1999. Mr. Feinsod was executive chairman of the board of General Cannabis from August 2014 through July 2020, and was a director of The Kingstone Companies, Inc. from 2008 through June 2015. From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation, a business development company. Mr. Feinsod served as a director of Ameritrans from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April 2013. Previously, Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

Hunter Garth has served as our chief strategy officer and director and director since November 2021. Mr Garth was most recently was the vice president of corporate development for General Cannabis Corporation from January 2019 to July 2020, a position in which he was responsible for developing and sourcing M&A activity in the cannabis industry. Prior to that, he was the managing director of Iron Protection Group, a security company that he founded in 2013 and sold in March 2015 to General Cannabis Corporation. Mr. Garth served in the U.S. Marine Corps from October 2008 to October 2012 in multiple roles, including infantry squad leader and instructor with the USMC Special Operations Training Group. Mr. Garth attended the University of West Florida. We believe that Mr. Garth’s industry and management-level experience qualifies him to serve as one of our directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to the fiscal year ended August 31, 2021 were complied with on a timely basis, except that a Form 3 was not filed by Yaniv Rozen.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Bespoke Extracts, Inc., 323 Sunny Isles Blvd., Suite 700, Sunny Isles, Florida, 33160, Attention: Chief Executive Officer.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.bespokeextracts.com.

Item 11. Executive Compensation.

The following table summarizes all compensation to our chief executive officers during the years ended August 31, 2021 and August 31, 2020. Our chief executive officer is our only named executive officer for whom compensation disclosure is required.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)		Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Danil Pollack	2021	$44,500			--					$44,500
Former CEO, President (1)	2020		--	--	$1,416,571	(3)		--	--	$1,416,571

Niquana Noel	2021	--			--					--
Former CEO and President(2)	2020		--	--	$2,055,748	(4)	--	--	$20,000	$2,075,748

(1)	Mr. Pollack was appointed as president and chief executive officer of the Company on April 21, 2020 and resigned on November 19, 2021.

(2)	Ms. Noel was appointed as president and chief executive officer of the Company on October 30, 2018 and served until April 21, 2020.

(3)	Pursuant to Mr. Pollack’s employment agreement, he was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock for a purchase price of $0.001 per share. The Company recognized an expense of $1,416,975 during the year ended August 31, 2020.

(4)	Pursuant to Ms. Noel’s employment agreement, she received a warrant to purchase up to 20,000,000 shares of Common Stock at an exercise price of $0.0001 per share. Ms. Noel exercised the warrant and was issued the 20,000,000 shares on October 31, 2018. The fair value of this award was determined to be $2,598,138, of which $2,055,748 was recognized during the fiscal year ended August 31, 2020.

Employment Agreements

On April 21, 2020, the Company entered into an employment agreement with Danil Pollack, and on September 30, 2020, and April 27, 2021, the employment agreement was amended. Pursuant to the employment agreement, Mr. Pollack was to serve as the Company’s chief executive officer and president for a period of one year, which term will renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Pursuant to the employment agreement, as amended, the Company agreed to pay Mr. Pollack an annual salary of $66,000, and Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock for a purchase price of $0.001 per share. Mr. Pollack resigned from all positions with the Company on November 19, 2021.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended August 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us relating to the beneficial ownership of our common stock as of December 13, 2021 by:

(1)	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;

(2)	each named executive officer and director; and

(3)	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 2590 Walnut St., Denver, CO 80205. The percentages in the table are based on 251,889,621 shares of common stock outstanding as of December 13, 2021, and have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of December 13, 2021. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

	Amount of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Executive Officers and Directors:
Michael Feinsod(1)	50,000,000	19.8%
Hunter Garth	0	--
Officers and Directors as a group (2 persons):	50,000,000	19.8%
5% Holders:
Danil Pollack(2)	76,000,000	30.2%
Infinity Management, LLC (1)	50,000,000	19.8%
McGlothlin Holdings, Ltd. (3)	14,562,667	5.8%

(1) Represents shares held by Infinity Management, LLC (“Infinity”). The managing member of Infinity is Michael Feinsod. He has voting and dispositive power of these shares. Infinity also owns our 1 outstanding share of Series C Preferred Stock, which entitles the holder to 51% of the voting power of the Company’s stockholders.

(2) Mr. Pollack’s address is 8750 Jane Street, Unit 4B, Concord, ON Canada L4K 2M9

(3) McGlothlin Holdings, Ltd.’s address is PO Box 590, Luling, TX 78649. Mr. Stan McGlothlin holds voting and dispositive power over these shares. Share information for this stockholder is derived from a Schedule 13D filed by it on June 26, 2019.

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

From June 2020 to August 2020, the Company issued and sold to Danil Pollack, the Company’s then-chief executive officer, an aggregate of 84,000,000 shares of common stock, for a purchase price of $0.001 per share, upon exercise of the right to purchase granted to Mr. Pollack under Mr. Pollack’s employment agreement (see “Executive Compensation”).

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

On November 2, 2021, Danil Pollack waived all compensation owed to him by the Company as of such date through the date of his resignation as the Company’s chief executive officer.

On November 29, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company $25,000. The loan does not bear interest and is payable on demand.

On December 3, 2021, Michael Feinsod loaned the Company $15,000. The loan does not bear interest and is payable on demand.

Director Independence.

Neither of our directors is independent as defined under Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor, Liggett & Webb, P.A. for professional services rendered in 2020 and 2021.

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2020 – Liggett & Webb, P.A.	$30,000	$-	$4,000	$-
2021 - Liggett & Webb, P.A.	$31,000	$-	$750	$-

Audit fees. Audit fees represent fees for professional services performed by for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  Liggett & Webb, P.A. received $750 and $4,000 for providing tax services relating to preparation of certain tax returns for us during the year ended August 31, 2021 and 2020, respectively.

All other fees. Liggett & Webb, P.A., did not receive any other fees from us for the years ended August 31, 2021 or 2020.

The board of directors serves as the audit committee of the Company. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of Liggett & Webb, P.A. in providing services to us for the fiscal year ended August 31, 2021 and has concluded that such services are compatible with Liggett & Webb, P.A.’s independence as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed June 14, 2012)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 7, 2020)
3.9	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed March 26, 2020)
3.10	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
4.1	Description of Registrant’s Securities (incorporated by reference to 10-K filed December 18, 2020)
10.1	Asset Purchase Agreement, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.2	Amendment No. 1 to Asset Purchase Agreement between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.3	Lease, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WL Holdings, Ltd. (incorporated by reference to 8-K filed December 8, 2021)
14.1	Code of Ethics (incorporated by reference to 10-K filed December 14, 2018)
21.1	Subsidiaries: Bespoke Extracts Colorado, LLC (Colorado)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: December 13, 2021	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer and Director	December 13, 2021
Michael Feinsod	(principal executive, financial and accounting officer)
/s/ Hunter Garth	Director	December 13, 2021

Hunter Garth