Form 10-Q
period 2021-11-30
Bespoke Extracts, Inc.
filed 2022-01-19
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2590 Walnut St.

Denver, CO

(Address of principal executive offices)

855-633-3738

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 18, 2022, there were 382,239,621 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.
Condensed Balance Sheets

	November 30,	August 31,
	2021	2021
	(Unaudited)
Assets
Current assets
Cash	$6,295	$11,177
Accounts receivable, net	3,636	5,262
Prepaid expense	7,500	24,329
Inventory, net	46,930	48,259
Total current assets	64,361	89,027

Furniture and equipment	2,745	2,745
Domain names, net of amortization of $0 and $14,116, respectively	-	32,748
Total assets	$67,106	$124,520

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$46,830	$42,228
Inventory earn-out	75,000	-
Note payable - related party	25,000	534
Convertible notes	-	500,000
Total current liabilities	146,830	542,762

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of November 30, 2021 and August 31,2021, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of November 30, 2021 and August 31, 2021, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 248,888,426 and 246,888,426 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	248,889	246,889
Additional paid-in capital	19,186,669	19,077,135
Accumulated deficit	(19,515,282)	(19,742,266)
Total stockholders’ deficit	(79,724)	(418,242)
Total liabilities and stockholders’ deficit	$67,106	$124,520

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2021	2020

Sales	$3,782	$7,539
Cost of products sold	1,864	2,047
Gross Profit	1,918	5,492

Operating expenses:
Selling, general and administrative expenses	21,413	142,372
Professional fees	21,438	22,415
Consulting	27,000	42,000
Amortization expense of domain name	-	811
Total operating expenses	69,851	207,598

Loss from operations	(67,933)	(202,106)

Other income
Gain on settlement of debt	292,252	-
Gain on settlement of accrued expenses	2,665	-
Total other income	294,917	-

Income / (Loss) before income tax	226,984	(202,106)
Provision for income tax	-	-
Net Income / (Loss)	$226,984	$(202,106)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	247,348,900	194,403,479

NET INCOME / (LOSS) PER COMMON SHARE OUTSTANDING
Basic and Diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statement of Stockholders Deficit

For The Three Months Ended November 30, 2021 and 2020

(Unaudited)

	Series C
	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance August 31, 2020	1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party			15,000,000	15,000	135,000	-	-	150,000

Sale of common stock			20,000,000	20,000	180,000	-	-	200,000

Net loss for the three months ended November 30, 2020	-	-	-	-	-	-	(202,106)	(202,106)

Balance November 30, 2020 (Unaudited)	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(18,978,795)	$(365,771)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance August 31, 2021	1	$-	246,888,426	$246,889	$19,077,135	$(19,742,266)	$(418,242)

Common stock for conversion of note payable			2,000,000	2,000	98,000	-	100,000

Capital contribution of accrued salary - related party	-	-	-	-	11,000	-	11,000

Forgiveness of related party note payable	-	-	-	-	534	-	534

Net income for the three months ended November 30, 2021	-	-	-	-	-	226,984	226,984

Balance November 30, 2021 (Unaudited)	1	$-	248,888,426	$248,889	$19,186,669	$(19,515,282)	$(79,724)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bespoke Extracts, Inc

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2021	2020
Cash flows from operating activities
Net Income / (Loss)	$226,984	$(202,106)
Adjustments to reconcile net income / (loss) to net cash used in operating activities
Amortization expense of domain names	-	811
Gain on settlement of debt	(292,252)	-
Gain on settlement of accrued expenses	(2,665)	-
Bad debt allowance	1,039	-
Changes in operating assets and liabilities:
Accounts receivable	588	64
Prepaid expense	16,829	(37,651)
Inventory	1,329	1,895
Accounts payable and accrued liabilities	18,266	40,571
Net Cash used in operating activities	(29,882)	(196,416)

Cash flows from investing activities
Purchase of equipment	-	(2,475)
Net cash used in investing activities	-	(2,475)

Cash flow from financing activities
Proceeds from note payable - related party	25,000	130,534
Sale of common stock	-	200,000
Net cash provided by financing activities	25,000	330,534

Net (decrease) / increase in cash	(4,882)	131,643
Cash at beginning of period	11,177	126,603
Cash at end of period	$6,295	$258,246

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued with convertible debt	$100,000	$-
Stock issued for conversion of debt - related party	$-	$150,000
Capital contribution of accrued salary - related party	$11,000	$-
Forgiveness of note payable - related party	$534	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

November 30, 2021 and 2020

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

Basis of Presentation

The accompanying condensed unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2021 may not necessarily be indicative of the results that may be expected for the year ended August 31, 2022.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2021.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the three months ended November 30, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At November 30, 2021 and August 31, 2021, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of November 30, 2021 and August 31, 2021, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At November 30, 2021 and August 31, 2021, the Company has recorded an allowance for doubtful accounts of $0 and $2,981, respectively. At November 30, 2021 and August 31, 2021 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,636, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of November 30, 2021 and August 31, 2021, inventory amounted to $46,930 and $48,259, respectively, which consisted of finished goods of $43,679 and $45,008, and raw materials of $3,251 and, $3,251 net of reserves, respectively. As of November 30, 2021 and August 31, 2021 inventory reserves were $33,476 and $33,476, respectively.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 3,000,000 warrants is anti-dilutive for the three months ended November 30, 2021 as they are not in the money. The effect of 3,150,000 warrants and 0 options is anti-dilutive for the three months ended November 30, 2020 as well as 500,000,000 shares issuable upon the conversion of a convertible note.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244. During the year ended August 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the three months ended November 30, 2021, the Company recorded an amortization expense of $811. On October 28, 2021, in connection with a stock purchase agreement (see Note 5), a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 (see Notes 3 and 5).

3. INVENTORY EARN-OUT

As described in Notes 2 and 5, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn-Out”), and on August 31, 2022 to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn-Out.

4. NOTE PAYABLE - RELATED PARTY

During the three months ended November 30, 2021, Danil Pollack, the Company’s former chief executive officer, forgave a note payable in the amount of $534. The amount was treated as a capital contribution.

On November 29, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company $25,000. The loan does not bear interest and is payable on demand. The loan was fully repaid subsequent to November 30, 2021 (see Note 10).

5. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company also entered into six amendments to the debentures, including to increase the conversion price to $0.05, and to extend the maturity date, including an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021. In September 2021, a debenture holder converted $100,000 into 2,000,000 shares of common stock at a price of $0.05 per share.

On October 28, 2021, in connection with a stock purchase agreement (see Note 3), the remaining debenture with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn-Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn-Out. The Company recorded a gain on the extinguishment of debt $292,252.

6. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of November 30, 2021 and August 31, 2021 respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of November 30, 2021 and August 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

In September 2021 a debenture holder converted $100,000 of a convertible debenture into 2,000,000 shares of common stock at a price of $0.05 per share (see Note 5).

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack (the Company’s then-chief executive officer), and Infinity Management, LLC (“Infinity”). Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 50,000,000 shares of the common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $40,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company.

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792.29 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid to the Company on January 18, 2022.

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

Warrants

The following table summarizes the warrant activities during the three months ended November 30, 2021:

	Number of Warrants	Weighted- Average Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2021	3,000,000	$0.52	2.16 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at November 30, 2021	3,000,000	$0.52	1.91 years
Exercisable at November 30, 2021	3,000,000	$0.52	1.91 years
Intrinsic value at November 30, 2021		$-

7. RELATED PARTY TRANSACTIONS

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack agreed to serve as the Company’s chief executive officer and president for a period of one year, which term would renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 100,000,000 shares of common stock of the Company for a purchase price of $0.001 per share.

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company could also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. On November 2, 2021, effective July 1, 2021 Mr. Pollack waived all compensation owed to him by the Company as of such date through the date of his resignation as the Company’s chief executive officer. Mr. Pollack elected to forgive $11,000 of salary during the three months ended November 30, 2021, and the amount was recorded as a capital contribution.

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack (the Company’s then-chief executive officer), and Infinity Management, LLC (“Infinity”). Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 50,000,000 shares of the common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $40,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company.

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792.29 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid to the Company on January 18, 2022.

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

During the three months ended November 30, 2021, Danil Pollack, the Company’s former chief executive officer forgave a note payable in the amount of $534. The amount was treated as a capital contribution.

8. COMMITMENTS AND CONTINGENCIES

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company could also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. Mr. Pollack elected to forgive $11,000 of salary during three months ended November 30, 2021, and the amount was recorded as a capital contribution.

In connection with a stock purchase agreement (see Note 5), on October 28, 2021, a convertible debenture in the original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out (see notes 3 and 5).

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

9. MAJOR CUSTOMERS

At November 30, 2021 and August 31, 2021, no individual customer amounted to over 10% of total accounts receivable. During the three months ended November 30, 2021 and 2020. no individual customer amounted to over 10% of total sales.

10. SUBSEQUENT EVENTS

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement.

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

On December 14, 2021, Hunter Garth was appointed President of the Company.

On December 14, 2021, the board of directors of the Company adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which up to an aggregate of 300,000,000 shares of common stock are available for issuance. Awards under the plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2021 Plan. Options awarded under the 2021 Plan are to have an exercise price of not less than 100% of the fair market value of the common stock on the grant date and a term of not more than ten years from the option grant date.

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company issued to a consultant options to purchase 1,000,000 shares of common stock at an exercise price of $0.03. The option have a term of ten years and vest three months from the date of grant.

On December 21, 2021, Michael Feinsod loaned the Company $20,000. The loan does not bear interest and is payable on demand.

On December 23, 2021, the Company repaid Michael Feinsod $40,000 of the $60,000 loaned to the Company, which were payable on demand.

From December 27, 2021 to December 31, 2021, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 50,000,000 shares of common stock and warrants to purchase an aggregate of 12,500,000 shares of common stock, for an aggregate purchase price of $250,000. The warrants have a term of one year and an exercise price of $0.05.

On December 27, 2021, the Company repaid Michael Feinsod the balance of the $20,000 of the balance loaned to the Company, which were payable on demand.

On January 18, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 15,850,000 shares of common stock and warrants to purchase an aggregate of 3,962,500 shares of common stock, for an aggregate purchase price of $79,250. The warrants have a term of one year and an exercise price of $0.05.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn significant revenues or profits;

●	Volatility, lack of liquidity or decline of our stock price;

●	Potential fluctuation in quarterly results;

●	Rapid and significant changes in markets;

●	Insufficient revenues to cover operating costs; and

●

The effect of the COVID-19 pandemic on our operations, including as it may limit access to our facilities, customers, management, and professional advisors, and negatively impact demand for our products, and ability to raise capital on acceptable terms or at all.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this report.

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

Results of Operations for the three months ended November 30, 2021 and November 30, 2020

Sales

Sales during the three months ended November 30, 2021 were $3,782 compared to $7,539 for the three months ended November 30, 2020. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the three months ended November 30, 2021 and November 30, 2020 were $21,413 and $142,372, respectively. The reduction was mainly attributable to the Company’s reduced funding and reduced operations. Professional fees were $21,438 and $22,415, respectively for the three months ended November 30, 2021 and November 30, 2020. The decrease in expenses was due to reduced legal and accounting fees as the Company streamlined operations. Consulting expense was $27,000 and $42,000, for the three months ended November 30, 2021 and November 30, 2020, respectively. The decrease was primarily due to reduction in consulting agreements for sales and marketing during the three months ended November 30, 2021. Amortization expense of domain names for the three months ended November 30, 2021 and November 30, 2020 was $0 and $811, respectively.

Gain on settlement of debt

In connection with a stock purchase agreement, on October 28, 2021 a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn-Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The Company recorded a gain on the extinguishment of debt $292,252.

Gain on settlement of accrued expenses

During the three months ended November 30, 2021 there were $2,665 of accrued expenses that were forgiven by the holders.

Net Loss

For the reasons stated above, our net income / (loss) for the three months ended November 30, 2021 was $226,984, or $0.00 per share, compared to a net loss for the three months ended November 30, 2020 of $(202,106), or $(0.00) per share.

Liquidity and Capital Resources

As of November 30, 2021, we had cash of $6,295. Net cash used in operating activities for the three months ended November 30, 2021 was $29,882. Our current liabilities as of November 30, 2021 were $146,830 and consisted of accounts payable and accrued liabilities of $46,830, notes payable- related party of $25,000 and an inventory earn-out of $75,000. Net cash used in operating activities for the three months ended November 30, 2020 was $196,416.

During the three months ended November 30, 2021, the Company raised $25,000 from a note payable form a related party compared to $330,534 for three months ended November 30, 2020. During the three months ended November 30, 2020, the Company raised $200,000 from the sale of common stock and received a total of $130,534 of loans from our Chief Executive Officer.

The unaudited condensed financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended November 30, 2021 and the year ended August 31, 2021 and had a working capital deficit at November 30, 2021 and August 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 7, 2021, the Company issued 2,000,000 shares of common stock upon conversion of a debenture in the principal amount of $100,000. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: January 19, 2022	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)