Form 10-QT
period 2021-12-31
Bespoke Extracts, Inc.
filed 2022-03-24
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

or

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2021 to December 31, 2021

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

As of March 24, 2022, there were 385,531,119 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	August 31,
	2021	2021
	(Unaudited)
Assets
Current assets
Cash	$148,227	$11,177
Accounts receivable, net	3,636	5,262
Prepaid expense	6,439	24,329
Inventory, net	46,825	48,259
Total current assets	205,127	89,027

Furniture and equipment	2,745	2,745
Right of Use Asset	339,780	-
Deposits	12,000	-
Domain names, net of amortization of $0 and $14,116, respectively	-	32,748
Total assets	$559,652	$124,520

Liabilities and Stockholders' Equity / (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$82,729	$42,228
Inventory earn-out	75,000	-
Note payable - related party	2,500	534
Operating lease liability	59,777
Convertible notes	-	500,000
Total current liabilities	220,006	542,762

Long-Term Operating Lease Liability	280,369	-
Total liabilities	500,375	542,762

Commitments and contingencies (Note 9)

Stockholders' Equity / (Deficit)
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2021 and August 31,2021, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of December 31, 2021 and August 31, 2021, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 366,679,924 and 246,888,426 shares issued and 299,179,924 and 248,888,426 shares outstanding as of December 31, 2021 and August 31, 2021, respectively	299,180	246,889
Additional paid-in capital	19,527,669	19,077,135
Accumulated deficit	(19,767,572)	(19,742,266)
Total stockholders' equity / (deficit)	59,277	(418,242)
Total liabilities and stockholders' equity / (deficit)	$559,652	$124,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Four Months Ended
	December 31,	December 31,
	2021	2020

Sales	$4,646	$8,355
Cost of products sold	2,070	2,985
Gross Profit	2,576	5,370

Operating expenses:
Selling, general and administrative expenses	215,732	234,395
Professional fees	74,067	46,425
Consulting	33,000	63,000
Amortization expense of domain name	-	811
Total operating expenses	322,799	344,631

Loss from operations	(320,223)	(339,261)

Other income
Gain on settlement of debt	292,252	-
Gain on settlement of accrued expenses	2,665	-
Total other income	294,917	-

Loss before income tax	(25,306)	(339,261)
Provision for income tax	-	-
Net Loss	$(25,306)	$(339,261)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	250,839,246	207,380,299

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Four Months Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net Loss	$(25,306)	$(339,261)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense of domain names	-	811
Bad debt allowance	1,039
Amortization of Right of Use Asset	5,216
Gain on settlement of debt	(292,252)	-
Gain on settlement of accrued expenses	(2,665)	-
Common stock issued for services	7,987	-
Stock based compensation and stock option expense	143,304	-
Changes in operating assets and liabilities:
Accounts receivable	587	414
Prepaid expense	17,890	(13,600)
Inventory	1,434	(41,723)
Deposits	(12,000)	-
Operating lease liability	(4,850)	-
Accounts payable and accrued liabilities	54,166	21,012
Net Cash used in operating activities	(105,450)	(372,347)

Cash flows from investing activities
Purchase of Url	-	(2,250)
Purchase of equipment	-	(2,745)
Net cash used in investing activities	-	(4,995)

Cash flow from financing activities
Proceeds from note payable - related party	62,500	130,534
Repayments from note payable - related party	(60,000)	-
Proceeds from the units offering, net of costs and sale of common stock	240,000	200,000
Net cash provided by financing activities	242,500	330,534

Net increase / (decrease) in cash	137,050	(46,808)
Cash at beginning of period	11,177	126,603
Cash at end of period	$148,227	$79,795

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued for conversion of debt - related party	$-	$150,000
Capital contribution of accrued salary - related party	$11,000	$-
Forgiveness of note payable - related party	$534	$-
Right of use asset obtained in exchange for operating lease liability	$344,996	$-
Common stock issued for the conversion of debt	$100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc and Subsidiary

Condensed Consolidated Statement of Stockholders Equity / (Deficit)

For The Four Months Ended December 31, 2021 and 2020

(Unaudited)

	Series C
	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance August 31, 2020 (Audited)	1	$-	194,388,426	$194,389	$17,992,635	$76,000	$(18,776,689)	$(513,665)

Common stock for conversion of note payable - related party	-	-	15,000,000	15,000	135,000	-	-	150,000

Sale of common stock	-	-	20,000,000	20,000	180,000	-	-	200,000

Net loss for the four months ended December 31, 2020	-	-	-	-	-	-	(339,261)	(339,261)
Balance December 31, 2020 (Unaudited)	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(19,115,950)	$(502,926)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance August 31, 2021 (Audited)	1	$-	246,888,426	$246,889	$19,077,135	$(19,742,266)	$(418,242)

Capital contribution of accrued salary - related party	-	-	-	-	11,000	-	11,000

Forgiveness of note payable - related party	-	-	-	-	534	-	534

Common stock for the conversion of notes payable	-	-	2,000,000	2,000	98,000	-	100,000

Stock based compensation and stock option expense	-	-	-	-	143,304	-	143,304

Common stock issued for services	-	-	291,498	291	7,696	-	7,987

Unit Offering, net of expenses of $10,000	-	-	50,000,000	50,000	190,000	-	240,000

Net loss for the four months ended December 31, 2021	-	-	-	-	-	(25,306)	(25,306)
Balance December 31, 2021 (Unaudited)	1	$-	299,179,924	$299,180	$19,527,669	$(19,767,572)	$59,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESPOKE EXTRACTS, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement. As of the date of filing the Company has not closed on the transaction.

Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2021.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of Bespoke Extracts Inc, and its wholly owned subsidiary Bespoke Extracts Colorado, LLC. All inter-company balances have been eliminated.

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the four months ended December 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2021 and August 31, 2021, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of December 31, 2021 and August 31, 2021, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At December 31, 2021 and August 31, 2021, the Company has recorded an allowance for doubtful accounts of $0 and $2,981, respectively. At December 31, 2021 and August 31, 2021 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,636, respectively which will be remitted to the Company in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of December 31, 2021 and August 31, 2021, inventory amounted to $46,825 and $48,259, respectively, which consisted of finished goods of $43,574 and $45,008, and raw materials of $3,251 and, $3,251 net of reserves, respectively. As of December 31, 2021 and August 31, 2021 inventory reserves were $33,476 and $33,476, respectively.

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

Stock Based Compensation

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 15,500,000 warrants and 46,072,874 options is anti-dilutive for the four months ended December 31, 2021 as they are not in the money. The effect of 3,150,000 warrants and 0 options is anti-dilutive for the four months ended December 31, 2020 as well as 500,000,000 shares issuable upon the conversion of a convertible note.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URL’s. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244. During the year ended August 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the four months ended December 31, 2021 and 2020, the Company recorded an amortization expense of $0 and $811, respectively.

In connection with a stock purchase agreement (see note 7), on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748. (See Notes 3 and 5.)

3. INVENTORY EARNED-OUT

As described in Notes 2 and 5, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out.

4. NOTE PAYABLE - RELATED PARTY

During the four months ended December 31, 2021, Danil Pollack, the Company’s former chief executive officer, forgave a note payable in the amount of $534. The amount was treated as a capital contribution.

During the four months ended December 31, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company a total of $62,500. The loan does not bear interest and is payable on demand. As of December 31, 2021 $60,000 had been repaid and $2,500 remains owed.

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

On October 28, 2021, in connection with a stock purchase agreement, the Debenture with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The Company recorded a gain on the extinguishment of debt $292,252.

6. LEASES

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

Supplemental balance sheet information related to leases was as follows:

		December 31,
Operating Leases	Classification	2021
Right-of-use assets	Right of use assets	$339,780

Current lease liabilities	Current operating lease liabilities	59,777
Non-current lease liabilities	Long-term operating lease liabilities	280,369
Total lease liabilities		$340,146

Lease term and discount rate were as follows:

December 31,
2021
Weighted average remaining lease term (years)	4.92
Weighted average discount rate	4%

The component of lease costs was as follows:

Four months ended December 31,
2021
Operating lease cost	$6,366
Variable lease cost (1)	-
Total lease costs	$6,366

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,
2021
Cash paid for operating lease liabilities	$6,000
Right of use assets obtained in exchange for operating lease liabilities	$344,996

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating
Leases
2022	$72,300
2023	75,600
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	375,960
Less: Present value discount	(35,814)
Total Present value of lease liabilities	$340,146

7. EQUITY

Common Stock and Preferred Stock

As of August 31, 2020, the Company had authorized capital of 800,000,000 shares of common stock with a par value of $0.001, and 50,000,000 shares of preferred stock with a par value of $0.001. On October 2, 2020, the Company filed a certificate of amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, pursuant to which the Company increased its authorized shares of common stock from 800,000,000 to 3,000,000,000. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of December 31, 2021 and August 31, 2021 respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of December 31, 2021 and August 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

In September 2021 a debenture holder converted $100,000 of a convertible debenture into 2,000,000 shares of common stock at a price of $0.05 per share. (See Note 5.)

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

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid on January 18, 2022.

In connection with the purchase agreement, and effective upon the closing thereunder, Michael Feinsod, the managing member of Infinity, was appointed as the chief executive officer and chairman of the board of directors of the Company, Mr. Hunter Garth was appointed as a director, as well as chief strategy officer of the Company, and Mr. Pollack resigned from all positions with the Company, including as president, CEO, chief financial officer and director.

During the four months ended December 31, 2021, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 50,000,000 shares of common stock and warrants to purchase an aggregate of 12,500,000 shares of common stock, for an aggregate purchase price of $250,000 with offering costs of $10,000 for legal expenses. The warrants have a term of one year and an exercise price of $0.05.

On December 2, 2021, Bespoke Colorado, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement, As of the date of filing the Company has not closed on the transaction.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock valued at $675,000 ($0.03 per share), which will vest one year from the date of grant. During the four months ended December 31, 2021 the Company recorded $31,439 of expenses associated with the stock based compensation.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Garth will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock valued at $1,350,000 ($0.03 per share), which will vest one year from the date of grant. During the four months ended December 31, 2021 the Company recorded $62,822 of expenses associated with the stock based compensation.

On December 24, 2021 the Company issued 291,498 shares of common stock valued at $7,987 ($.0274 per share) for services.

Warrants

During the four months ended December 31, 2021, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 50,000,000 shares of common stock and warrants to purchase an aggregate of 12,500,000 shares of common stock, for an aggregate purchase price of $250,000 with offering costs of $10,000 for legal expenses. The warrants have a term of one year and an exercise price of $0.05.

The following table summarizes the warrant activities during the four months ended December 31, 2021:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2021	3,000,000	$0.52	2.16 years
Granted	12,500,000	0.05	1.0 years
Canceled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2021	15,500,000	$0.14	1.15 years
Exercisable at December 31, 2021	15,500,000	$0.14	1.15 years
Intrinsic value at December 31, 2021		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the four months ended December 31, 2021 the Company recorded $12,806 of expenses associated with the vesting of these stock options.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Garth will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The Options were valued at $900,000 using a black-scholes pricing model. During the four months ended December 31, 2021 the Company recorded $29,140 of expenses associated with the vesting of these stock options.

On December 14, 2021 Company issued to a consultant options to purchase 1,000,000 shares of common stock at an exercise price of $0.03. The options vest over a period of 3 months and have life of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the four months ended December 31, 2021 the Company recorded $5,100 of expenses associated with the vesting of these stock options.

On December 24, 2021 the Company issued options to purchase 72,874 shares of common stock at an exercise price of $0.0274. The options vest immediately and have life of 5 years. The options were valued at $1,997 using a Black-Scholes pricing model. During the four months ended December 31, 2021 the Company recorded $1,997 of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the four months ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2021	-	$-
Granted	46,072,874	0.06	10.00 years
Canceled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2021	46,072,874	$0.06	9.95 years
Exercisable at December 31, 2021	72,874	$0.027	5.98 years
Intrinsic value at December 31, 2021		$189

The estimated fair value of each stock option grant on the date of grant was computed using the following weighted-average assumptions:

December 31, 2021
Risk-free interest rate	1.23%
Expected term (life) of options (in years)	5
Expected dividends	—
Expected volatility	368%

8. RELATED PARTY TRANSACTIONS

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

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s then-chief executive officer. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company could also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. On November 2, 2021, effective July 1, 2021 Mr. Pollack waived all compensation owed to him by the Company as of such date through the date of his resignation as the Company’s chief executive officer. Mr. Pollack elected to forgive $11,000 of salary during four months ended December 31, 2021, and the amount was recorded as a capital contribution.

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

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid on January 18, 2022.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 7 and 9).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Garth will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 7 and 9).

During the four months ended December 31, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company a total of 62,500. The loan does not bear interest and is payable on demand. As of December 31, 2021 $60,000 had been repaid.

During the four months ended December 31, 2021, Danil Pollack, the Company’s former chief executive officer forgave a note payable in the amount of $534. The Amount was treated as a capital contribution.

9. COMMITMENTS AND CONTINGENCIES

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. Mr. Pollack elected to forgive $11,000 of salary during four months ended December 31, 2021, the amount was recorded as a capital contribution.

In connection with the purchase agreement, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out.   (See notes 3 and 5).

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 7 and 8).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Garth will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s newly adopted 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 7 and 8).

10. MAJOR CUSTOMERS

At December 31, 2021 and August 31, 2021, no individual customer amounted to over 10% of total accounts receivable. During the four months ended December 31, 2021 and 2020, no individual customer amounted to over 10% of total sales.

11. SUBSEQUENT EVENTS

On January 18, 2022 Infinity made a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company.

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

On January 19, 2022 the Company loaned WonderLeaf $10,000, pursuant to a Promissory Note. The Note bears interest at 5.0% annually and matures on January 18, 2023

On February 8, 2022 the Company loaned WonderLeaf $10,000, pursuant to a Promissory Note. The Note bears interest at 5.0% annually and matures on February 8, 2023.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

On March 21, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 3,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of common stock, for an aggregate purchase price of $15,000. The warrants have a term of one year and an exercise price of $0.05.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this report to conform forward-looking statements to actual results, except as may be required under applicable law. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

On December 2, 2021, Bespoke Extracts Colorado, LLC, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement. As of the date of filing the Company has not closed on the transaction.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Results of Operations for the four months ended December 31, 2021 and December 31, 2020

Sales

Sales during the four months ended December 31, 2021 were $4,646 compared to $8,355 for the four months ended December 31, 2020. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the four months December 31, 2021 and four months ended December 31, 2020 were $215,732 and $234,395, respectively. The decrease was mainly attributable to reduced marketing expenses which were partial offset by an increase in salaries of approximately $15,000 and stock based compensation and stock option expense of $143,304 incurred during the four months ended December 31, 2021. Professional fees were $74,067 and $46,425, respectively for the four months ended December 31, 2021 and December 31, 2020. The increase in expenses was due to increased legal and accounting fees associated with the pending Wonderleaf, LLC acquisition. Consulting expense was $33,000 and $63,000, for the four months ended December 31, 2021 and December 31, 2020, respectively. The decrease was primarily due to reduction in consulting expenses for sales and marketing during the four months ended December 31, 2021. Amortization expense of domain names for the four months ended December 31, 2021 and December 31, 2020 was $0 and $811, respectively.

Gain on settlement of debt

On October 28, 2021, in connection with a stock purchase agreement (see note 5 to the financial statements included in this report), a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The Company recorded a gain on the extinguishment of debt of $292,252.

Gain on settlement of accrued expenses

During the four months ended December 31, 2021 there were $2,665 of accrued expenses that were forgiven by the holders.

Net Loss

For the reasons stated above, our net loss for the four months ended December 31, 2021 was $25,306, or $0.00 per share, compared to a net loss for the four months ended December 31, 2020 of $339,261, or $0.00 per share.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $148,227. Net cash used in operating activities for the four months ended December 31, 2021 was $105,450. Our current liabilities as of December 31, 2021 were $220,066 and consisted of accounts payable and accrued liabilities of $82,729, notes payable- related party of $2,500, an inventory earn-out of $75,000 and current portion of lease liability of $59,777. As of December 31, 2020, we had cash of $79,795. Net cash used in operating activities for the four months ended December 31, 2020 was $372,347.

During the four months ended December 31, 2021, the Company raised $62,500 from a note payable from a related party and repaid $60,000 to the related party. In addition the Company raised a total of $240,000 from the sale of common stock and warrants. During the four months ended December 31, 2020, the Company raised $200,000 from the sale of common stock and received a total of $130,534 of loans from our former Chief Executive Officer.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the four months ended December 31, 2021 and the year ended August 31, 2021 and had a working capital deficit at December 31, 2021 and August 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Stock Based Compensation

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the transition period ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor are any of our property currently the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 24, 2021 we issued 291,498 shares of common stock for services.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Transition Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: March 24, 2022	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)