Form 10-Q
period 2022-03-31
Bespoke Extracts, Inc.
filed 2022-05-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 16, 2022, there were 417,131,119 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$94,331	$148,227
Accounts receivable, net	3,700	3,636
Advances to WonderLeaf	6,443	-
Note receivable and accrued interest WonderLeaf	20,181	-
Prepaid expense	5,443	6,439
Inventory, net	46,470	46,825
Total current assets	176,568	205,127

Furniture and equipment	9,947	2,745
Right of Use Asset	324,035	339,780
Deposits	12,000	12,000
Total assets	$522,550	$559,652

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$105,621	$82,729
Inventory earn-out	75,000	75,000
Note payable - related party	-	2,500
Operating lease liability	61,279	59,777
Total current liabilities	241,900	220,006

Long-Term Operating Lease Liability	264,219	280,369
Total liabilities	506,119	500,375

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, stated value $24,000	-	-
Common stock, $0.001 par value: 3,000,000,000 shares authorized; 406,129,924 and 366,679,924 shares issued and 338,629,924 and 299,179,924 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	338,630	299,180
Additional paid-in capital	20,417,867	19,527,669
Accumulated deficit	(20,740,066)	(19,767,572)
Total stockholders’ equity	16,431	59,277
Total liabilities and stockholders’ equity	$522,550	$559,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Sales	$3,061	$5,748
Cost of products sold	847	1,368
Gross Profit	2,214	4,380

Operating expenses:
Selling, general and administrative expenses	897,534	191,861
Professional fees	54,355	21,343
Consulting	23,000	71,500
Amortization expense of domain name	-	811
Total operating expenses	974,889	285,515

Loss from operations	(972,675)	(281,135)

Other income
Interest income	181	-
Total other income	181	-

Loss before income tax	(972,494)	(281,135)
Provision for income tax	-	-
Net Loss	$(972,494)	$(281,135)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	314,643,146	240,532,826

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc. and Subsidiary

Condensed consolidated Statement of Stockholders Equity / (Deficit)

For The Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Series C
	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance December 31, 2020 (Unaudited)	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(19,115,950)	$(502,926)

Common stock for conversion of note payable - related party	-	-	5,000,000	5,000	95,000	-	-	100,000

Sale of common stock	-	-	12,000,000	12,000	588,000	-	-	600,000

Issuance of common stock payable	-	-	500,000	500	75,500	(76,000)	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(281,135)	(281,135)
Balance March 31, 2021 (Unaudited)	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,397,085)	$(84,061)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2021 (Unaudited)	1	$-	299,179,924	$299,180	$19,527,669	$(19,767,572)	$59,277

Payment of capital contribution	-	-	-	-	4,792	-	4,792

Stock based compensation and stock option expense	-	-			727,606	-	727,606

Unit Offering	-	-	39,450,000	39,450	157,800	-	197,250

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(972,494)	(972,494)
Balance March 31, 2022 (Unaudited)	1	$-	338,629,924	$338,630	$20,417,867	$(20,740,066)	$16,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net Loss	$(972,494)	$(281,135)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense of domain names	-	811
Amortization of Right of Use Asset	15,745	3,061
Stock based compensation and stock option expense	727,606	-
Changes in operating assets and liabilities:
Accounts receivable	(64)	(1,230)
Prepaid expense	996	(80,661)
Inventory	355	(6,207)
Interest receivable WonderLeaf	(181)	-
Operating lease liability	(14,648)	-
Accounts payable and accrued liabilities	22,892	29,862
Net Cash used in operating activities	(219,793)	(335,499)

Cash flows from investing activities
Advances to WonderLeaf	(6,443)
Payments to Note receivable WonderLeaf	(20,000)	-
Purchase of equipment	(7,202)	-
Net cash used in investing activities	(33,645)	-

Cash flow from financing activities
Payment of capital contribution	4,792	-
Repayment of note payable - related party	(2,500)	-
Proceeds from the issuance of units	197,250	600,000
Net cash provided by financing activities	199,542	600,000

Net increase / (decrease) in cash	(53,896)	264,501
Cash at beginning of period	148,227	79,795
Cash at end of period	$94,331	$344,296

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued for conversion of debt - related party	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2022.

For further information, refer to the Company’s financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended August 31, 2021 and the Transition Report on Form 10Q-T for the transition period from September 1, 2021 to December 31, 2021.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Extracts Colorado, LLC. All inter-company balances have been eliminated.

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations, a working capital deficit and an accumulated deficit as of and for the three months ended March 31, 2022. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of March 31, 2022 and December 31, 2021, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At March 31, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively. At March 31, 2022 and December 31, 2021 included in the accounts receivable is the merchant holdback receivable balance of $3,636 and $3,636, respectively which will be remitted to the Company in the future.

Advances to WonderLeaf

During the three months ended March 31, 2022 the Company advanced WonderLeaf $6,443 to cover operating expenses. The amounts are repayable upon demand.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of March 31, 2022 and December 31, 2021, inventory amounted to $46,470 and $46,825, respectively, which consisted of finished goods of $43,219 and $43,574, and raw materials of $3,251 and $3,251 net of reserves, respectively. As of March 31, 2022 and December 31, 2021 inventory reserves were $33,476 and $33,476, respectively.

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

Stock Based Compensation

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable, and in accordance with FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 25,333,500 warrants and 46,072,874 options is anti-dilutive for the three months ended March 31, 2022 as they are not in the money. The effect of 3,000,000 warrants and 0 options, as well as 500,000,000 shares issuable upon the conversion of a convertible note, is anti-dilutive for the three months ended March 31, 2021.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URLs. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244. During the year ended August 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the three months ended March 31, 2022 and 2021, the Company recorded an amortization expense of $0 and $811, respectively.

In connection with a stock purchase agreement (see note 7), on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748. (See Notes 3 and 6.)

3. INVENTORY EARN-OUT

As described in Notes 2 and 6, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of March 31, 2022 no amounts have been paid.

4. NOTE RECEIVABLE

On January 19, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5.0% annually and matures on January 18, 2023. Accrued interest amounted to $111 at March 31, 2022.

On February 8, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5.0% annually and matures on February 8, 2023. Accrued interest amounted to $70 at March 31, 2022.

5. NOTE PAYABLE - RELATED PARTY

During the three months ended March 31, 2022, Michael Feinsod, the Company’s chief executive officer, was repaid $2,500.

6. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company also entered into six amendments to the debentures, including to increase the conversion price to $0.05, and to extend the maturity date, including an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021. In September 2021, a debenture holder converted $100,000 into 2,000,000 shares of common stock at a price of $0.05 per share. As of March 31, 2022, there is no convertible debt outstanding.

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

7. LEASES

In connection with the Wonderleaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000. The Lease grants the Company an option to purchase the property for $600,000. The Company has not decided whether it will exercise either option.

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2022
Right-of-use assets	Right of use assets	$324,035

Current lease liabilities	Current operating lease liabilities	61,279
Non-current lease liabilities	Long-term operating lease liabilities	264,219
Total lease liabilities		$325,498

Lease term and discount rate were as follows:

December 31,
2021
Weighted average remaining lease term (years)	4.67
Weighted average discount rate	4%

The component of lease costs was as follows:

Three months ended March 31,
2022
Operating lease cost	$19,098
Variable lease cost (1)	1,050
Total lease costs	$20,148

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

March 31,
2022
Cash paid for operating lease liabilities	$18,000

Maturities of lease liabilities were as follows as of December 31, 2021:

Operating
Leases
2022	$54,300
2023	75,600
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	357,960
Less: Present value discount	(32,462)
Total Present value of lease liabilities	$325,498

8. EQUITY

Common Stock and Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack (the Company’s then-chief executive officer), and Infinity Management, LLC (“Infinity”). Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 50,000,000 shares of common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $40,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock valued at $675,000 ($0.03 per share), which will vest one year from the date of grant. During the three months ended March 31, 2022 the Company recorded $166,438 of expenses associated with the stock based compensation.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock valued at $1,350,000 ($0.03 per share), which will vest one year from the date of grant. During the three months ended March 31, 2022 the Company recorded $332,877 of expenses associated with the stock based compensation.

During the three months ended March 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 39,450,000 shares of common stock and warrants to purchase an aggregate of 9,862,500 shares of common stock, for an aggregate purchase price of $197,250. The warrants have a term of one year and an exercise price of $0.05.

Warrants

During the three months ended March 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 39,450,000 shares of common stock and warrants to purchase an aggregate of 9,862,500 shares of common stock, for an aggregate purchase price of $197,250. The warrants have a term of one year and an exercise price of $0.05.

The following table summarizes the warrant activities during the three months ended March 31, 2022:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	15,500,000	$0.14	1.15 years
Granted	9,862,500	0.05	1.0 years
Canceled or expired	(30,000)	0.40
Exercised	-	-
Outstanding at March 31, 2022	25,332,500	$0.11	0.90 years
Exercisable at March 31, 2022	25,332,500	$0.11	0.90 years
Intrinsic value at March 31, 2022		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three months ended March 31, 2022 the Company recorded $67,797 of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The Options were valued at $900,000 using a Black-Scholes pricing model. During the three months ended March 31, 2022 the Company recorded $135,594 of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021 Company issued to a consultant options to purchase 1,000,000 shares of common stock at an exercise price of $0.03. The options vest over a period of 3 months and have life of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the three months ended March 31, 2022 the Company recorded $24,900 of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	46,072,874	$0.06	9.95 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2022	46,072,874	$0.06	9.70 years
Exercisable at March 31, 2022	1,072,874	$0.03	9.44 years
Intrinsic value at March 31, 2022		$-

9. RELATED PARTY TRANSACTIONS

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

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack, and Infinity Management, LLC. Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 50,000,000 shares of the common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $40,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company. The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid on January 18, 2022.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 8 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 8 and 10).

During the three months ended March 31, 2022, Michael Feinsod, the Company’s chief executive officer, was repaid $2,500.

10. COMMITMENTS AND CONTINGENCIES

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. The Company may also in its discretion pay additional compensation to Mr. Pollack at any time as a bonus. Mr. Pollack elected to forgive $11,000 of salary during four months ended December 31, 2021; the amount was recorded as a capital contribution. Mr. Pollack resigned on November 19, 2021.

In connection with the purchase agreement, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out.   (See notes 3 and 6).

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 8 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 45,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. (See notes 8 and 10).

11. MAJOR CUSTOMERS

At March 31, 2022 and December 31, 2021, no individual customer amounted to over 10% of total accounts receivable. During the three months ended March 31, 2022, one individual customer amounted to over 10% of total sales. During the three months ended March 31, 2021, no individual customer amounted to over 10% of total sales.

12. SUBSEQUENT EVENTS

On April 5, 2022, the Company issued and sold to an investor in a private placement 10,000,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock with a term of one year and an exercise price of $0.05, for a purchase price of $50,000.

On May 16, 2022, the Company issued and sold to an investor in a private placement 1,000,000 shares of common stock and warrants to purchase 250,000 shares of common stock with a term of one year and an exercise price of $0.05, for a purchase price of $5,000.

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

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

Sales

Sales during the three months ended March 31, 2022 were $3,061 compared to $5,748 for the three months ended March 31, 2021. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the three months March 31, 2022 and three months ended March 31, 2021 were $897,534 and $191,861, respectively. The increase was mainly attributable to stock-based compensation of $727,606 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $54,355 and $21,343, respectively for the three months ended March 31, 2022 and March 31, 2021. The increase in expenses was due to increased legal and accounting fees associated with the pending Wonderleaf, LLC acquisition. Consulting expense was $23,000 and $71,500, for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was primarily due to reduction in consulting expenses for sales and marketing during the three months ended March 31, 2022. Amortization expense of domain names for the three months ended March 31, 2022 and March 31, 2021 was $0 and $811, respectively.

Other Income

During the three months ended March 31, 2022 there was $181 associated with interest income on the note receivable from Wonderleaf.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2022 was $972,494, or $0.00 per share, compared to a net loss for the three months ended March 31, 2021 of $281,135, or $0.00 per share

Investing Activities

During the three months ended March 31, 2022 the Company loaned Wonderleaf a total of $20,000 pursuant to promissory notes, advanced Wonderleaf $6,443 and purchased $7,202 of equipment.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $94,331. Net cash used in operating activities for the three months ended March 31, 2022 was $219,793. Our current liabilities as of March 31, 2022 were $241,900 and consisted of accounts payable and accrued liabilities of $105,621, an inventory earn-out of $75,000 and current portion of lease liability of $61,279. As of December 31, 2021, we had cash of $148,227. Net cash used in operating activities for the three months ended March 31, 2021 was $335,499. Our current liabilities as of December 31, 2021 were $220,006 and consisted of accounts payable and accrued liabilities of $82,729, notes payable- related party of $2,500, an inventory earn-out of $75,000 and current portion of lease liability of $59,777.

During the three months ended March 31, 2022, the Company repaid $2,500 of a note payable from a related party. In addition, the Company raised a total of $197,250 from the sale of common stock and warrants. During the three months ended March 31, 2021, the Company raised $600,000 from the sale of common stock.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended March 31, 2022 and the year ended December 31, 2021 and had a working capital deficit at March 31, 2022 and December 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company issued and sold to investors an aggregate of 39,450,000 shares of common stock and warrants to purchase an aggregate of 9,862,500 shares of common stock, for an aggregate purchase price of $197,250. The warrants have a term of one year and an exercise price of $0.05.

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

BESPOKE EXTRACTS, INC.

Dated: May 16, 2022	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)