Form 10-Q
period 2022-09-30
Bespoke Extracts, Inc.
filed 2022-11-21
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 21, 2022, there were 450,071,119 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Bespoke Extracts, Inc.

Consolidated Balance Sheets

Item 1. Financial Statements.

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash	$10,856	$148,227
Accounts receivable, net	-	3,636
Advances to WonderLeaf	12,000	-
Note receivable and accrued interest WonderLeaf	20,681	-
Prepaid expense	10,486	6,439
Inventory, net	-	46,825
Total current assets	54,023	205,127

Furniture and equipment, net	9,947	2,745
Right of Use Asset, net	292,250	339,780
Deposits	13,416	12,000
Total assets	$369,636	$559,652

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$219,841	$82,729
Inventory earn-out	75,000	75,000
Note payable - related party	160,000	2,500
Operating lease liability	64,330	59,777
Total current liabilities	519,171	220,006

Long-Term Operating Lease Liability	231,431	280,369
Total liabilities	750,602	500,375

Commitments and contingencies (Note 10)

Stockholders’ (Deficit) / Equity
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 shares authorized; 447,569,924 and 366,679,924 shares issued and 380,069,924 and 299,179,924 outstanding as of September 30, 2022 and December 31, 2021, respectively	380,070	299,180
Additional paid-in capital	22,125,137	19,527,669
Accumulated deficit	(22,886,173)	(19,767,572)
Total stockholders’ (Deficit) / equity	(380,966)	59,277
Total liabilities and stockholders’ equity	$369,636	$559,652

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Sales	$-	$9,544	$3,407	$29,548
Cost of products sold	65	11,425	47,580	18,654
Gross Profit / (Loss)	(65)	(1,881)	(44,173)	10,894

Operating expenses:
Selling, general and administrative expenses	1,069,487	54,267	2,861,938	403,194
Professional fees	29,270	20,724	119,118	62,525
Consulting	35,750	36,500	94,250	185,000
Amortization expense of domain name	-	811	-	2,433
Total operating expenses	1,134,507	112,302	3,075,306	653,152

Loss from operations	(1,134,572)	(114,183)	(3,119,479)	(642,258)

Other income
Interest income	447	-	878	-
Total other income	447	-	878	-

Loss before income tax	(1,134,125)	(114,183)	(3,118,601)	(642,258)
Provision for income tax	-	-	-	-
Net Loss	$(1,134,125)	$(114,183)	$(3,118,601)	$(642,258)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	375,896,011	246,888,426	347,586,664	244,793,188

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Stockholders’ Equity / (Deficit)

For The Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Series C
	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance June 30, 2021 (Unaudited)	1	$-	246,888,426	$246,889	$19,066,135	$-	$(19,644,025)	$(331,001)

Capital Contribution of salary	-	-		-	16,500	-	-	16,500

Common stock for conversion of note payable - related party	-	-	2,000,000	2,000	98,000	-	-	100,000

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(114,183)	(114,183)
Balance September 30, 2021 (Unaudited)	1	$-	248,888,426	$248,889	$19,180,635	$-	$(19,758,208)	$(328,684)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance June 30, 2022 (Unaudited)	1	$-	368,069,924	$368,070	$21,243,881	$(21,752,048)	$(140,098)

Stock based compensation and stock option expense	-	-			210,170		210,170

Common Stock issued for services	-	-	12,000,000	12,000	671,087	-	683,087

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(1,134,125)	(1,134,125)
Balance September 30, 2022 (Unaudited)	1	$-	380,069,924	$380,070	$22,125,137	$(22,886,173)	$(380,966)

	Series C
	Preferred	Preferred	Common	Common	Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance December 31, 2020 (Unaudited)	1	$-	229,388,426	$229,389	$18,307,635	$76,000	$(19,115,950)	$(502,926)

Common stock for conversion of note payable - related party	-	-	5,000,000	5,000	95,000	-	-	100,000

Sale of common stock	-	-	12,000,000	12,000	588,000	-	-	600,000

Issuance of common stock payable	-	-	500,000	500	75,500	(76,000)	-	-

Common stock for conversion of note payable - related party	-	-	2,000,000	2,000	98,000	-	-	100,000

Capital Contribution of salary	-		-	-	16,500	-	-	16,500

Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	(642,258)	(642,258)
Balance September 30, 2021 (Unaudited)	1	$-	248,888,426	$248,889	$19,180,635	$-	$(19,758,208)	$(328,684)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2021 (Unaudited)	1	$-	299,179,924	$299,180	$19,527,669	$(19,767,572)	$59,277

Payment of capital contribution	-	-	-	-	4,792	-	4,792

Stock based compensation and stock option expense	-	-	-		1,646,030	-	1,646,030

Common Stock issued for services	-	-	12,000,000	12,000	671,086	-	683,086

Shares offered for cash	-	-	68,890,000	68,890	275,560	-	344,450

Net loss for the nine months ended September 30, 2022	-	-	-	-	-	(3,118,601)	(3,118,601)
Balance September 30, 2022 (Unaudited)	1	$-	380,069,924	$380,070	$22,125,137	$(22,886,173)	$(380,966)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net Loss	$(3,118,601)	$(642,258)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense of domain names	-	2,432
Stock based compensation and stock option expense	2,329,116	-
Allowance for doubtful accounts	3,636	-
Inventory reserve	46,825	-
Changes in operating assets and liabilities:
Accounts receivable	-	(2,591)
Prepaid expense	(4,047)	(6,465)
Deposits	(1,416)
Inventory	-	(12,064)
Interest receivable WonderLeaf	(431)	-
Operating lease liability	(855)	-
Accounts payable and accrued liabilities	141,113	(12,561)
Net Cash used in operating activities	(604,660)	(673,507)

Cash flows from investing activities
Advances to WonderLeaf	(12,000)	-
Note receivable WonderLeaf funded	(20,250)	-
Purchase of equipment	(7,202)	-
Net cash used in investing activities	(39,452)	-

Cash flow from financing activities
Payment of capital contribution	4,7921	-
Proceeds of note payable - related party	160,000	-
Repayment of note payable - related party	(2,500)	-
Proceeds from the issuance of units	344,450	600,000
Net cash provided by financing activities	506,741	600,000

Net increase / (decrease) in cash	(137,371)	(73,507)
Cash at beginning of period	148,227	79,795
Cash at end of period	$10,856	$6,288

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued for conversion of debt - related party	$-	$100,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the WonderLeaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the WonderLeaf Purchase Agreement. On September 8, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 3 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to October 30, 2022. On October 31, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 4 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to November 30, 2022. As of the date of filing the Company has not closed on the transaction.

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2022.

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

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $604,660, a working capital deficit of $465,147 and an accumulated deficit of $22,886,173 as of and for the nine months ended September 30, 2022. This raises substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of September 30, 2022 and December 31, 2021, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At September 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $3,636 and $0, respectively. At September 30, 2022 and December 31, 2021 included in the accounts receivable is the merchant holdback receivable balance of $0 and $3,636, respectively which will be remitted to the Company in the future.

Advances to WonderLeaf

During the nine months ended September 30, 2022 the Company advanced WonderLeaf $12,000 to cover operating expenses. The amounts are repayable upon demand.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of September 30, 2022 and December 31, 2021, inventory amounted to $0 and $46,825, respectively, which consisted of finished goods of $79,909 and $43,574, and raw materials of $0 and $3,251 net of reserves, respectively. As of September 30, 2022 and December 31, 2021 inventory reserves were $79,909 and $33,476, respectively.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 25,333,500 warrants and 46,072,874 options is anti-dilutive for the three and nine months ended September 30, 2022 as they are not in the money. The effect of 3,000,000 warrants and 0 options, as well as 500,000,000 shares issuable upon the conversion of a convertible note, is anti-dilutive for the three and nine months ended September 30, 2021.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, interest and goodwill in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URLs. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244. During the year ended August 31, 2020, the Company recorded an impairment expense of $289 for the expired domain names. During the three and nine months ended September 30, 2022 and 2021, the Company recorded an amortization expense of $0, $0, $3,060 and $3,871, respectively.

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

3. INVENTORY EARN-OUT

As described in Notes 2 and 6, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of September 30, 2022 no amounts have been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $85,000 (less any payments previously made) and will be due February 28, 2023.

(see Note 12).

4. NOTE RECEIVABLE

On January 19, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matures on January 18, 2023. Accrued interest amounted to $361 at September 30, 2022.

On February 8, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matures on February 8, 2023. Accrued interest amounted to $320 at September 30, 2022.

5. NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2022, Michael Feinsod, the Company’s chief executive officer, was repaid $2,500.

6. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 5,000,000 shares of common stock valued at $55,000 ($0.005 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.001, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.0004 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company also entered into six amendments to the debentures, including to increase the conversion price to $0.05, and to extend the maturity date, including an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021. In September 2021, a debenture holder converted $100,000 into 2,000,000 shares of common stock at a price of $0.05 per share. As of September 30, 2022, there is no convertible debt outstanding.

On October 28, 2021, in connection with a stock purchase agreement, the Debenture with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The Company recorded a gain on the extinguishment of debt $292,252 during the year ended December 31, 2021. The inventory earn-out agreement was amended on November 11, 2022 (see Note 12).

7. LEASES

In connection with the WonderLeaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) in December 2021. Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000. The Lease grants the Company an option to purchase the property for $600,000. The Company has not decided whether it will exercise either option.

Supplemental balance sheet information related to leases was as follows:

		September 30,
Operating Leases	Classification	2022
Right-of-use assets	Right of use assets	$308,142

Current lease liabilities	Current operating lease liabilities	62,797
Non-current lease liabilities	Long-term operating lease liabilities	247,907
Total lease liabilities		$310,704

Lease term and discount rate were as follows:

September 30,
2022
Weighted average remaining lease term (years)	4.67
Weighted average discount rate	4%

The component of lease costs was as follows:

Nine months ended September 30,
2022
Operating lease cost	$57,279
Variable lease cost (1)	3,150
Total lease costs	$60,429

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

September 30,
2022
Cash paid for operating lease liabilities	$54,000

Maturities of lease liabilities were as follows as of September 30, 2022:

Operating
Leases
2022	$18,200
2023	75,600
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	321,860
Less: Present value discount	(26,099)
Total Present value of lease liabilities	$295,761

8. EQUITY

Common Stock and Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

On December 2, 2021, Bespoke Colorado, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 2,500,000 shares issuable, and to be held in escrow, upon execution of the Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.02 per share and a ceiling of $0.04 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement. On June 30, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 2 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to August 30, 2022. On September 8, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 3 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to October 30, 2022. On October 31, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 4 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to November 30, 2022.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 22,500,000 shares of restricted common stock valued at $675,000 ($0.03 per share), which will vest one year from the date of grant. During the three and nine months ended September 30, 2022 the Company recorded $210,170 and $1,646,030 respectively of expenses associated with the stock based compensation.

During the nine months ended September 30, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 68,890,000 shares of common stock and warrants to purchase an aggregate of 17,222,500 shares of common stock, for an aggregate purchase price of $344,450. The warrants expire June 30, 2023 and have an exercise price of $0.05.

 Effective August 1, 2022, the Company issued an aggregate of 12,000,000 shares of common stock to employees and consultants for services, including 7,000,000 shares that vest immediately, 2,500,000 shares that will vest one year from the grant date, and 2,500,000 shares that will vest two years from the grant date during the nine months ended September 30, 2022 the Company recorded an expense $683,086.

Warrants

During the nine months ended September 30, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 68,890,000 shares of common stock and warrants to purchase an aggregate of 17,222,500 shares of common stock, for an aggregate purchase price of $344,450. The warrants expire June 30, 2023 and have an exercise price of $0.05.

The following table summarizes the warrant activities during the nine months ended September 30, 2022:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	15,500,000	$0.14	1.15 years
Granted	17,222,500	0.05	1.0 years
Canceled or expired	(30,000)	0.40
Exercised	-	-
Outstanding at September 30, 2022	32,692,500	$0.11	0.65 years
Exercisable at September 30, 2022	32,692,500	$0.11	0.65 years
Intrinsic value at September 30, 2022		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 15,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2022 the Company recorded $67,797 and $135,594 of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 30,000,000 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2022 the Company recorded $135,594 and $271,188 of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company issued to a consultant options to purchase 1,000,000 shares of common stock at an exercise price of $0.03. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2022 the Company recorded $0 and $24,900, respectively of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	46,072,874	$0.06	9.95 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at September 30, 2022	46,072,874	$0.06	9.20 years
Exercisable at September 30, 2022	1,072,874	$0.03	9.94 years
Intrinsic value at September 30, 2022		$-

The future expense as of September 30, 2022 is $701,410.

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

On September 30, 2020, the Company entered into an amendment to the Company’s employment agreement, dated April 22, 2020, with Danil Pollack, the Company’s then-chief executive officer. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. On November 2, 2021, effective July 1, 2021 Mr. Pollack waived all compensation owed to him by the Company as of such date through the date of his resignation as the Company’s chief executive officer. Mr. Pollack elected to forgive $11,000 of salary during the four months ended December 31, 2021, and the amount was recorded as a capital contribution.

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

During the nine months ended September 30, 2022, Michael Feinsod, the Company’s chief executive officer, advanced the Company $160,000 for operations. The loans are non-interest bearing and payable upon demand.

10. COMMITMENTS AND CONTINGENCIES

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. On September 30, 2020, the Company entered into an amendment to the employment agreement. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $48,000. On April 27, 2021, the Company entered into an amendment to the Company’s employment agreement with Mr. Pollack. Pursuant to the amendment, the Company agreed to pay Mr. Pollack an annual salary of $66,000 effective April 1, 2021. Mr. Pollack elected to forgive $11,000 of salary during the four months ended December 31, 2021; the amount was recorded as a capital contribution. Mr. Pollack resigned on November 19, 2021.

In connection with the purchase agreement, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 12).

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

On August 11, 2022,the Company and Bespoke Colorado entered into an asset purchase agreement with Osiris, LLC doing business as Best Day Ever (“BDE”) and Michael Gurtman. Pursuant to the purchase agreement, Bespoke Colorado agreed to purchase from BDE, and BDE agreed to sell to Bespoke Colorado, the assets of BDE, including certain licenses. The Company also agreed to assume certain leases, all as further set forth in the purchase agreement. As consideration for the acquisition of the assets, the Company agreed to issue 125,000,000 shares of common stock at the closing of the transaction. Closing of the purchase agreement was subject to receipt of certain governmental approvals and other customary closing conditions. The purchase agreement was terminated on November 18, 2022.

11. MAJOR CUSTOMERS

At September 30, 2022 and December 31, 2021, no individual customer amounted to over 10% of total accounts receivable. During the three and nine months ended September 30, 2022, no individual customer amounted to over 10% of total sales. During the three and nine ended September 30, 2021, no individual customer amounted to over 10% of total sales.

12. SUBSEQUENT EVENTS

On November 11, 2022, the Company entered into amendment No. 1 to inventory earn-out agreement, dated October 28, 2021, between the Company and Berique Labs, LLC. Pursuant to the amendment, the final payment under the inventory earn out was increased to $85,000 (less any payments previously made) and will be due February 28, 2023.

On November 18, 2022, the asset purchase agreement among the Company, Bespoke Colorado, Osiris, LLC doing business as Best Day Ever and Michael Gurtman, was terminated.

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

Overview

We sell a proprietary line of specially formulated, premium quality, hemp-derived CBD products direct to consumers through our ecommerce store, found at www.bespokeextracts.com. Information on our website is not part of this report.

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

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Results of Operations for the three months ended September 30, 2022 and September 30, 2021

Sales

Sales during the three months ended September 30, 2022 were $0 compared to $9,544 for the three months ended September 30, 2021. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products.

Operating Expenses

Selling, general and administrative expenses for the three months September 30, 2022 and September 30, 2021 were $1,069,487 and $54,267, respectively. The increase was mainly attributable to stock-based compensation of $683,086 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $29,270 and $20,724, respectively for the three months ended September 30, 2022 and September 30, 2021. The increase in expenses was due to increased legal and accounting fees associated with the pending WonderLeaf, LLC acquisition. Consulting expense was $35,700 and $36,500, for the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense of domain names for the three months ended September 30, 2022 and September 30, 2021 was $0 and $811, respectively.

Other Income

During the three months ended September 30, 2022 there was $447 associated with interest income on the note receivable from WonderLeaf.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2022 was $1,134,125, or $0.00 per share, compared to a net loss for the three months ended September 30, 2021 of $114,183, or $0.00 per share

Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

Sales

Sales during the nine months ended September 30, 2022 were $3,407 compared to $29,548 for the nine months ended September 30, 2021. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the nine months September 30, 2022 and September 30, 2021 were $2,861,938 and $403,194, respectively. The increase was mainly attributable to stock-based compensation of $1,646,030 as well as common stock issued for services of $683,086 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $119,118 and $62,525, respectively for the nine months ended September 30, 2022 and September 30, 2021. The increase in expenses was due to increased legal and accounting fees associated with the pending WonderLeaf, LLC acquisition. Consulting expense was $94,250 and $185,000, for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease was primarily due to reduction in consulting expenses for sales and marketing during the nine months ended September 30, 2022. Amortization expense of domain names for the nine months ended September 30, 2022 and September 30, 2021 was $0 and $2,433, respectively.

Other Income

During the nine months ended September 30, 2022 there was $878 associated with interest income on the note receivable from WonderLeaf.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2022 was $3,118,601, or $0.01 per share, compared to a net loss for the nine months ended September 30, 2021 of $642,258, or $0.00 per share

Investing Activities

During the nine months ended September 30, 2022 the Company loaned WonderLeaf a total of $20,000 pursuant to promissory notes, advanced WonderLeaf $12,000 and purchased $7,202 of equipment.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $10,856. Net cash used in operating activities for the nine months ended September 30, 2022 was $604,660. Our current liabilities as of September 30, 2022 were $519,170 and consisted of accounts payable and accrued liabilities of $219,840, an inventory earn-out of $75,000 and current portion of lease liability of $64,330 and notes payable related party of $160,000. As of December 31, 2021, we had cash of $148,227. Net cash used in operating activities for the nine months ended September 30, 2021 was $673,507. Our current liabilities as of December 31, 2021 were $220,006 and consisted of accounts payable and accrued liabilities of $82,729, notes payable- related party of $2,500, an inventory earn-out of $75,000 and current portion of lease liability of $59,777.

During the nine months ended September 30, 2022, the Company repaid $2,500 of a note payable from a related party and borrowed an additional $160,000. In addition, the Company raised a total of $344,449 from the sale of common stock and warrants. During the nine months ended September 30, 2021, the Company raised $600,000 from the sale of common stock.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended September 30, 2022 and the year ended December 31, 2021 and had a working capital deficit at September 30, 2022 and December 31, 2021. This raises substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Termination Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: November 21, 2022	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)