Form 10-K
period 2022-12-31
Bespoke Extracts, Inc.
filed 2023-04-27
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12001 E. 33rd Avenue, Unit O Aurora, CO	80010
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.8 million.

As of April 27, 2023, there were 10,168,553 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Between 2017 and 2021, we re-focused our business attention to the hemp-derived cannabidiol, or CBD, market. On March 10, 2017, the Company changed its name to Bespoke Extracts, Inc. to align the Company’s corporate identity with its new business plan.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings, specifically regulated cannabis. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

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

WonderLeaf

The Company has developed a plan to potentially acquire and merge, or “roll up” direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivation facilities with a target to be one of the highest quality, craft cannabis, seed-to-sale businesses in Colorado.

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

In connection with the WonderLeaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. The Company also has an option to purchase the property underlying the lease for $600,000.

On January 3, 2023, the Company closed on its acquisition of WonderLeaf assets and they are now owned and operated by Bespoke Extracts Colorado, LLC.

Our Business--Overview

Since the change in management and control of the Company that occurred in November 2021, we now primarily operate within the regulated cannabis industry through a new business division called “Bespoke Extracts Colorado, LLC,” which, upon closing of the WonderLeaf acquisition, became be a licensed owner and operator of recreational marijuana processing facilities located in Colorado.

Branded Products

We plan to offer cannabis processing focusing on two primary categories:

●	Branded Products – We plan to pursue production of brands of pre-rolled joints and other processed marijuana products under newly created brand names. We also plan to explore licensing existing brands from other states and produce them in Colorado. For our branded product segment, we plan to purchase high quality marijuana, process and package the marijuana and re-sell it to licensed dispensaries.

●	Fee For Service Business- Given our investment in personnel and equipment we are able to leverage our infrastructure and provide processing services for licensed cultivators and dispensaries. In these arrangements, the company earns a fee for each unit processed and delivered. .

Supply, Manufacturing and Logistics

Our management believes that there is a consistent supply of high quality cannabis available in the state of Colorado. Our management reviews daily price advertisements and quotes and plans out purchases of cannabis on a regular basis based on demand.

The majority of our licensed cannabis business is ordered electronically through a national data platform.

All our products are tested by an independent third party via issuance of a Certificate of Analysis (“COA”), for cannabinoid content and profile, microbiological content, heavy metal content, pesticide content, and residual solvent content. This ensures the consistency and quality of our product line and brand and compliance with state regulations.

Fulfillment of orders from customers is managed either directly by employees of the company or by a well-established third-party logistics partner that is licensed in the State of Colorado..

Cannabis Legislative Overview

Regulation of Cannabis in the United States Federally

The cultivation, production, distribution and sale of cannabis and cannabis extracts is illegal under U.S. federal law, and it is listed as a Schedule I substance under the U.S. Controlled Substances Act. A Schedule I drug or substance is deemed to have a high potential for abuse, to have no accepted medical use in the United States, and to lack an acceptable safe use of the drug under medical supervision. The Company believes the U.S. Controlled Substances Act categorization as a Schedule I drug is not reflective of cannabis’ medicinal properties and numerous related studies support rescheduling. Over the past decade, cannabis policy has been moving towards legalization and liberalization of cannabis laws.

In September 2018, Congress approved the Medical Cannabis Research Act. This bill requires the Department of Justice to issue additional cultivation licenses to grow marijuana for federal research. The bill also clarifies that Department of Veterans Affairs (“VA”) doctors can discuss medical marijuana with their patients and can refer them to participate in scientific studies on the drug’s effects.

The District of Columbia (“D.C.”) and 36 U.S. states, including the states of Oregon, Nevada and California, have legalized cannabis for medical use. D.C. and 15 U.S. states, including the states of Oregon, Nevada and California, have also legalized adult recreational use of cannabis.

As discussed above, marijuana remains a Schedule I substance under U.S. federal law. However, the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) has issued guidance advising prosecutors of money laundering and other financial crimes not to focus their enforcement efforts on banks that serve marijuana-related businesses (“MRBs”), so long as that business is legal in the bank’s respective state and none of the federal enforcement priorities are being violated (such as keeping marijuana away from children and out of the hands of organized crime). This guidance was published on February 14, 2014 and requires banks providing such services to monitor strict compliance with FinCEN’s guidance.

The few credit unions who have agreed to service marijuana businesses are limiting those accounts to no more than 5% of their total deposits to avoid creating a liquidity risk. Because the federal government could change the banking laws as it relates to marijuana businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana businesses in a single day, while also servicing the needs of their other customers.

In March 2019, a congressional committee approved the Secure and Fair Enforcement (SAFE) Banking Act. Draft legislation of the SAFE Banking Act received a historic hearing in the House Consumer Protection and Financial Institutions Subcommittee in February 2019, where the National Cannabis Industry Association submitted written testimony along with the personal stories about the burdens and safety concerns created by the current banking situation from nearly 100 cannabis industry professionals. On September 25, 2019 the U.S House of Representatives passed the landmark legislation to reform federal cannabis laws and reduce the public safety risk in communities across the country. H.R. 1595, the SAFE Banking Act of 2019 passed by a vote of 321 to 103. This bill generally prohibits a federal banking regulator from penalizing a depository institution for providing banking services to a legitimate marijuana-related business. The Company believes this progressive banking reform for the U.S. cannabis industry reflects a positive trajectory for marijuana banking reform.

The Marijuana Opportunity Reinvestment and Expungement Act, also known as the MORE Act, is a proposed 2019 United States federal legislation to legalize cannabis and expunge prior cannabis related convictions that was introduced into the U.S. House of Representatives on July 23, 2019. This would remove cannabis from the Controlled Substances Act and impose a 5% tax on cannabis and cannabis products manufactured in or imported into the United States. This tax will be collected by the Treasury of the United States to create a trust fund to be known as the Opportunity Trust Fund. The trust funds the Act would create include the Community Reinvestment Grant, which would provide funding for services such as job training, re-entry services and legal aid; the Cannabis Opportunity Grant, which would provide funds to assist small businesses in the cannabis industry; and the Equitable Licensing Grant, which minimizes barriers to gain access to marijuana licensing and employment for those most impacted by the so-called war on drugs. The act would also establish a Cannabis Justice Office within the Department of Justice Office of Justice Programs, responsible for administering the grants. On December 4, 2020, the U.S. House of Representatives passed this legislation by a vote of 228-164.

The MORE and SAFE Banking Acts have yet to receive action in the U.S. Senate. However, in late 2020 incoming Senate Majority Leader Charles Schumer made multiple comments suggesting that passage of these bills and large-scale federal legalization of cannabis are on his agenda. The Company continues to monitor both of these bills and the general status of cannabis legalization at the U.S. federal level.

On December 14, 2020, former President Trump announced that William Barr would be resigning from his post as Attorney General, effective December 23, 2020. Merrick Garland, President Biden’s nominee to succeed Mr. Barr, has served as the current attorney general since March 2021. It is unclear what specific impact the Biden administration will have on U.S. federal government enforcement policy. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

The Company believes it is too soon to determine if any prosecutorial policy at the federal level will be forthcoming or if the Biden administration will reinstitute the prior posture of the Department of Justice or a similar guidance document for United States attorneys or by executive order. The sheer size of the cannabis industry, in addition to various level of legalization at the State and local governments, suggests that a largescale enforcement operation would possibly create unwanted political backlash for the Department of Justice. Moreover, State and local tax revenues generated by the cannabis business has become an increasingly important source of funding for State and local government programs.

Regulation of the Cannabis Market at State and Local Levels

The following chart sets out, for each of the subsidiaries and other entities through which the Company conducts is operations, the U.S. state(s) in which it operates, the nature of its operations (adult-use/medicinal), whether such activities carried on are direct, indirect or ancillary in nature (as such terms are defined in Staff Notice 51-352), the number of sales, cultivation and other licenses held by such entity and whether such entity has any operational cultivation or processing facilities.

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

Our Headquarters

Our corporate headquarters is located at 12001 E. 33rd Avenue, Unit O, Aurora, CO. Our corporate internet website is www.bespokeexracts.com. The contents of the website are not part of this report.

Employees

As of the date of the filing of this report, we have 5 full-time employees.

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

Risk Related to our Business and Industry

We have a history of operating losses, have a working capital deficit as of December 31, 2022, and we may not achieve or maintain profitability in the future.

As of December 31, 2022, we have an accumulated deficit of $23,883,798, a stockholders’ deficit of $672,096, and a working capital deficit of $753,916. We incurred a net loss of $4,116,227 for the year ended December 31, 2022. We may never achieve profitability or generate significant revenues.

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

Any such future acquisitions, if completed, may expose the Company to additional potential risks, including risks associated with:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships; and

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products and our inability to generate revenue from acquired products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock.

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

Our management has determined that we do not have effective disclosure controls and procedures, or internal control over financial reporting as of December 31, 2022. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We maintain our principal office at 12001 E. 33rd Avenue, Unit O, Aurora, CO. Our monthly rent is $1,300 under a month-to-month lease.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

Holders

As of April 27, 2023, there were approximately 343 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides equity compensation plan information as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,023,842	2.67	5,633,825
Total	1,023,842	2.67	5,633,825

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

On December 2, 2021, Bespoke Extracts Colorado, LLC, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 55,555 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.90 per share and a ceiling of $1.80 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement. The transaction closed on January 3, 2023.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

We have changed our fiscal year end from August 31 to December 31 effective for our fiscal year 2022. Accordingly, we have reported our results for the year ended December 31, 2022, for the four months ended December 31, 2021 and for the year ended August 31, 2021.

To facilitate comparisons to our Management’s Discussion and Analysis, we have presented similar audited and unaudited periods, including the audited results for the year ended December 31, 2022 as compared to the unaudited results for the year ended December 31, 2021. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Form 10-K.

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
		(UNAUDITED)
Sales	$3,407	$31,857
Cost of products sold	1,149	36,192
Gross Profit	2,258	(4,335)

Operating expenses:
Selling, general and administrative expenses	3,742,275	598,676
Professional fees	155,888	133,593
Consulting	124,750	207,500
Amortization expense of domain name	-	2,433
Total operating expenses	4,022,913	942,202

Loss from operations	(4,020,655)	(946,537)

Other income / (expenses)
Interest income	931	1,149
Interest expense	197	(1,150)
Earnout expense	(15,000)	-
Allowance for notes and advances	(81,700)	-
Gain on extinguishment of debt	-	294,917
Total other (expense) / income	(95,572)	294,916

Loss before income tax	(4,116,227)	(651,621)
Provision for income tax	-	-
Net Loss	$(4,116,227)	$(651,621)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	9,367,458	5,763,974

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.44)	$(0.11)

Results of Operations for the years ended December 31, 2022 and December 31, 2021

Sales

Sales during the year ended December 31, 2022 were $3,407 compared to $31,857 for the year ended December 31, 2021. The decrease in sales was primarily a result of reduced marketing of the Company’s line-up of hemp-derived CBD products and sales of older products at reduced prices.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 and December 31, 2021 were $3,742,275 and $598,676, respectively. The increase was mainly attributable to stock based compensation of $2,995,500 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $155,888 and $133,593, respectively for the year ended December 31, 2022 and December 31, 2021. The increase in expenses was due to increased legal and accounting fees associated with the pending WonderLeaf, LLC acquisition. Consulting expense was $124,750 and $207,500, for the year ended December 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to reduction in consulting expenses for sales and marketing during the year ended December 31, 2022. Amortization expense of domain names for the year ended December 31, 2022 and December 31, 2021 was $0 and $2,433, respectively.

Other Income

During the year ended December 31, 2022 there was $931 associated with interest income on the note receivable from WonderLeaf compared to interest income of $1,149 for the year ended December 31, 2021. During the year ended December 31, 2022 there was $197 of interest expense compared to interest expense of ($1,150) for the year ended December 31, 2021. During the year ended December 31, 2022 there was $15,000 of earnout expense associated with inventory earnout agreement. During the year ended December 31, 2022 the Company recorded am allowance for notes and advances of $81,700.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2022 was $4,116,227, or $0.44 per share, compared to a net loss for the year ended December 31, 2021 of $651,621, or $0.11 per share

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $24,433. Net cash used in operating activities for the year ended December 31, 2022 was $798,067. Our current liabilities as of December 31, 2022 were $865,648 and consisted of accounts payable and accrued liabilities of $295,818, an inventory earn-out of $90,000 and current portion of lease liability of $64,330 and notes payable related party of $415,500. As of December 31, 2021, we had cash of $148,228. Net cash used in operating activities for the year ended December 31, 2021 was $747,068. Our current liabilities as of December 31, 2021 were $220,007 and consisted of accounts payable and accrued liabilities of $82,730, notes payable- related party of $2,500, an inventory earn-out of $75,000 and current portion of lease liability of $59,777.

During the year ended December 31, 2022 and the year ended December 31, 2021, the Company repaid $2,500 and $60,000, respectively of a note payable from a related party and borrowed an additional $415,500 an $62,500, respectively/. In addition, the Company raised a total of $344,450 and $813,000, respectively from the sale of common stock and warrants during the years ended December 31, 2022 and 2021.

The consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended December 31, 2022 and the year ended December 31, 2021 and had a working capital deficit at December 31, 2022 and December 31, 2021. This raises substantial doubt about our ability to continue as a going concern for the next 12 months.

We have not generated positive cash flows from operating activities. Our primary source of capital has been from the sale of equity and debt securities from a related party. Our primary use of capital has been for professional fees and selling, general and administrative costs. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies and estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described below and in Note 1 to our financial statements appearing elsewhere in this report.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bespoke Extracts, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period September 1, 2021 to December 31, 2021 and year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period September 1, 2021 to December 31, 2021 and year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operating activities of $4,116,227 and $798,067, respectively, for the year ended December 31, 2022, and a working capital deficit and accumulated deficit of approximately $753,916 and $23,883,798, respectively, as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2022.
Margate, Florida
April 27, 2023
PCAOB ID # 5036

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of statements of operations, changes in stockholders’ deficit, and cash flows of Bespoke Extracts, Inc. (the “Company”) for the year ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boynton Beach, Florida

December 13, 2021

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$24,433	$148,228
Accounts receivable, net	-	3,636
Prepaid expense	7,186	6,438
Prepaid stock awards	80,113	1,930,685
Inventory, net	-	46,825
Total current assets	111,732	2,135,812

Furniture and equipment	9,947	2,745
Right of Use Asset	275,912	339,780
Deposits	12,000	12,000
Total assets	$409,591	$2,490,337

Liabilities and Stockholders’ (Deficit) / Equity
Current liabilities
Accounts payable and accrued liabilities	$295,818	$82,730
Inventory earn-out	90,000	75,000
Note payable – related party	415,500	2,500
Operating lease liability	64,330	59,777
Total current liabilities	865,648	220,007

Long-Term Operating Lease Liability	216,039	280,369
Total liabilities	1,081,687	500,376

Commitments and contingencies (Note 10)

Stockholders’ (Deficit) / Equity
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share Series C Preferred Stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively, stated value $24,000	-	-
Common stock, $0.001 par value: 3,000,000,000 shares authorized; 9,945,997 and 8,141,965 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9,944	8,142
Common stock to issue 6,478 shares	-	7,987
Additional paid-in capital	23,201,758	21,741,403
Accumulated deficit	(23,883,798)	(19,767,571)
Total stockholders’ (deficit)/ equity	(672,096)	1,989,961
Total liabilities and stockholders’ (deficit) / equity	$409,591	$2,490,337

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

	For the year ended	For the four months ended	For the year ended
	December 31,	December 31,	August 31,
	2022	2021	2021

Sales	$3,407	$4,646	$35,566
Cost of products sold	1,149	2,070	13,569
Gross Profit	2,258	2,576	21,997

Operating expenses:
Selling, general and administrative expenses	3,742,275	215,335	640,880
Professional fees	155,888	74,068	105,950
Consulting	124,750	33,000	237,500
Amortization expense of domain name	-	-	3,244
Total operating expenses	4,022,913	322,403	987,574

Loss from operations	(4,020,655)	(319,827)	(965,577)

Other income / (expenses)
Interest income	931	-	-
Interest expense	197	(395)	-
Earnout expense	(15,000)		-
Reserve for notes receivable to WonderLeaf	(45,931)	-	-
Reserve for advances to WonderLeaf	(35,769)	-	-
Gain on settlement of accrued expenses	-	2,665	-
Gain on extinguishment of debt	-	292,252	-
Total other (expense) / income	(95,572)	294,522	-

Loss before income tax	(4,116,227)	(25,305)	(965,577)
Provision for income tax	-	-	-
Net Loss	$(4,116,227)	$(25,305)	$(965,577)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	9,367,458	5,564,268	5,159,073

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.44)	$(0.00)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Stockholders Equity / (Deficit)

For the year ended August 31, 2021, For the four months ended December 31, 2021, and the year ended December 31, 2022

	Series C
	Preferred	Preferred	Common	Common	Additional	Common Stock	Common Stock
	Shares	Par	Shares	Par	Paid-in	Shares	to be issued	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	to be Issued	Par Amount	Deficit	Total
Balance August 31, 2020	1	$-	4,319,743	$4,320	$18,182,704	$76,000	-	$-18,776,689	$-513,665

Common stock for conversion of note payable – related party			444,444	444	249,556	-	-	-	250,000
							-
Exchange of common stock payable	-	-	11,111	11	75,989	(76,000)	-	-	0
							-
Sale of common stock			711,111	711	799,289	-	-	-	800,000
							-
Capital contribution of accrued salary – related party	-	-	-	-	11,000	-	-	-	11,000
							-
Net loss for the year ended August 31, 2021	-	-	-	-	-	-	-	(965,577)	(965,577)

Balance August 31, 2021	1	$-	5,486,409	$246,889	$19,077,135	$-	-	$(19,742,266)	$(418,242)

Common stock for conversion of note payable – related party	-	-	44,444	44	99,956	-	-	-	100,000

Common stock issued for cash	-	-	1,111,111	1,111	238,889	-	-	-	240,000

Forgiveness of accrued salary	-		-	-	11,000	-	-	-	11,000

Forgiveness of related party payable	-	-	-	-	533	-	-	-	533

Common stock to be issued for services	-	-	-	-	-	6,478	7,987	-	7,987

Stock based Compensation	-	-	1,500,000	1,500	2,072,498	-	-	-	2,073,988

Net loss for the four months ended December 31, 2021	-	-	-	-	-	-	-	(25,305)	(25,305)

Balance December 31, 2021	1	$-	8,141,965	$8,142	$21,741,403	6,478	7,987	$(19,767,571)	$1,989,961

Capital contribution	-	-	-	-	4,793	-	-	-	4,793

Shares issued for services	-	-	6,478	6	7,981	(6,478)	(7,987)	-	-

Stock based Compensation	-	-	266,667	267	1,104,660	-	-	-	1,104,927

Common stock issued for cash	-	-	1,530,887	1,529	342,921	-	-	-	344,450

Net loss for year ended December 31, 2022	-	-	-	-	-	-	-	(4,116,227)	(4,116,227)

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$-	$-	$(23,883,798)	$(672,096)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

	For the year ended	For the four months ended	For the year ended
	December 31,	December 31,	August 31,
	2022	2021	2021
Cash flows from operating activities
Net Loss	$(4,116,227)	$(25,305)	$(965,577)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the settlement of debt	-	(292,252)	-
Gain on the settlement of accrued expense	-	(2,665)	-
Amortization of domain names	-	-	3,244
Bad debt allowance	3,636	1,039	-
Inventory reserve	46,825	-	-
Reserve for notes receivable and advances Wonderleaf	81,700	-	-
Interest receivable – WonderLeaf	(931)	-	-
Stock issued for service	-	7,987	-
Stock based compensation	2,955,500	143,304	-
Inventory earnout	15,000	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	587	(1,677)
Prepaid expenses	(747)	17,890	(22,010)
Inventory	-	1,434	(48,259)
Deposits	-	(12,000)	(6,686)
Accounts payable and accrued liability	213,086	54,166	-
Operating lease liability, net	4,091	366	-
Net Cash used in operating activities	(798,067)	(105,449)	(1,040,965)

Cash flows from investing activities
Advances to WonderLeaf	(35,769)	-	-
Note receivable WonderLeaf funded	(45,000)	-	-
Purchase of Url	-	-	(2,250)
Purchase of equipment	(7,202)	-	(2,745)
Net cash used in investing activities	(87,971)	-	(4,995)

Cash flow from financing activities
Proceeds of capital contribution	4,793	-	-
Proceeds from issuance of note payable – related party	415,500	62,500	130,534
Repayment of note payable – related party	(2,500)	(60,000)	-
Proceeds from issuance of shares	344,450	240,000	800,000
Net cash provided by financing activities	762,243	242,500	930,534

Net increase / (decrease) in cash	(123,795)	137,051	(115,426)
Cash at beginning of period	148,228	11,177	126,603
Cash at end of period	$24,433	$148,228	$11,177

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Noncash investing and financing activities:
Stock issued for conversion of debt – related party	$-	$100,000	$250,000
Forgiveness of note payable – related party	$-	$533	$-
Forgiveness of accrued salary	$-	$11,000	$11,000
Right of use asset in exchange for operating lease liability	$-	$344,996	$-
Stock issued for common stock payable	-	-	76,000
Stock issued for prepaid consulting	$116,499	$2,025,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the WonderLeaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 116,667 shares issuable, and to be held in escrow, upon execution of the WonderLeaf Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.90 per share and a ceiling of $1.80 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the WonderLeaf Purchase Agreement. On September 8, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 3 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to October 30, 2022. On October 31, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 4 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to November 30, 2022. On January 3, 2023, the Company completed the acquisition of the WondeLeaf assets.

On February 2, 2022, the Company changed its fiscal year from August 31 to December 31.

Certain prior period amounts have been reclassified to conform to the current period presentation which include common stock and additional paid in capital.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Extracts Colorado, LLC. All inter-company balances have been eliminated.

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $798,067, a working capital deficit of $753,916 and an accumulated deficit of $23,883,798 as of and for the year ended December 31, 2022. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Significant estimates include the assumption used in the valuation of equity-based transactions, valuation of intangible assets, allowance for doubtful accounts and inventory valuation and reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2022 and December 31, 2021, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of December 31, 2022 and December 31, 2021, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

Accounts Receivable, Net

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At December 31, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $3,636 and $0, respectively. At December 31, 2022 and December 31, 2021 included in the accounts receivable is the merchant holdback receivable balance of $0 and $3,636, respectively which will be remitted to the Company in the future.

Advances and Loans to WonderLeaf

Advances and loans to Wonderleaf are comprised of payments to Wonderleaf to fund their operations. As of year ended December 31, 2022 the Company recorded reserves for the receivables.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of December 31, 2022 and December 31, 2021, inventory amounted to $0 and $46,825 net of reserves, respectively, which consisted of finished goods of $81,240 and $78,363, and raw materials of $0 and $3,251, respectively. As of December 31, 2022 and December 31, 2021 inventory reserves were $81,240 and $34,789, respectively.

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

At December 31, 2022 and December 31, 2021, no individual customer amounted to over 10% of total accounts receivable. During the four months ended December 31, 2021 and the year ended December 31, 2022 no individual customer amounted to over 10% of tota1 sales. During the year ended December 31, 2021, no individual customer amounted to over 10% of total sales.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 438,723 warrants and 1,023,842 options is anti-dilutive for the year ended December 31, 2022 as they are not in the money. The effect of 1,023,842 options and 344,445 warrants anti-dilutive for the four months ended December 31, 2021.

Reverse Stock Split

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented retroactive.

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

2. ASSET PURCHASE AGREEMENT

On February 21, 2017, the Company purchased all right, title, and interest in or associated with certain domain names set forth in an asset purchase agreement for a total of $20,185 in cash and 200,000 shares of the Company’s common stock valued at $30,000. During the year ended August 31, 2020, the Company transferred certain URLs valued at $5,282 to an unrelated party and impaired $289 leaving a balance of $44,614 of URLs. The domain names are being amortized over a 15 year period. During the year ended August 31, 2021, the Company recorded an amortization expense of $3,244.

In connection with a stock purchase agreement, on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and the inventory earn-out as satisfaction for the convertible debenture. (See Notes 3 and 6.)

3. INVENTORY EARN-OUT

As described in Notes 2 and 6, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of December 31, 2022 no amounts have been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and will be due February 28, 2023. In April 2023 the amount was repaid.

4. NOTE RECEIVABLE

On January 19, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matures on January 18, 2023.

On February 8, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matures on February 8, 2023.

On October 25, 2022 the Company loaned WonderLeaf $25,000, pursuant to a promissory note. The note bears interest at 5% annually and matures on February 8, 2023.

As of December 31, 2022 accrued interest on the notes receivable amounted to $931.

At December 31, 2022 the Company recorded a reserve of $45,931 for the promissory notes and accrued interest.

5. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2021, Michael Feinsod, the Company’s chief executive officer, loaned the Company $62,500 and was repaid $60,000. During the year ended December 31, 2022, Michael Feinsod, the Company’s chief executive officer, was repaid $2,500 and loaned the Company an additional $415,500. All loans are payable upon demand.

6. CONVERTIBLE NOTE PAYABLE

On December 24, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to the investor an original issue discount convertible debenture in the principal amount of $500,000, for a purchase price of $300,000. The Company also issued to the investor 111,111 shares of common stock valued at $55,000 ($0.225 per share). The Company recorded beneficial conversion of $245,000 due to the conversion feature. The debenture could not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The debenture had an original maturity date of April 30, 2020 and was convertible into shares of common stock of the Company at an initial conversion price of $0.045, except that, if the Company failed to repay the debenture upon maturity, the conversion price would be reduced to $0.18 (subject to adjustment for stock splits, stock dividends, and similar transactions) and the debenture would bear interest at the rate of 9% per year. The Company’s obligation to repay the debenture upon maturity was initially secured by a security interest in the Company’s inventory pursuant to a security agreement between the Company and the investor. For the year ended August 31, 2020 the Company recorded amortization of debt discount of $500,000. A portion of the debenture was subsequently sold by the original purchaser to a third party. On April 23, 2020, the Company entered into an amendment to the security agreement with the holders of the debentures. Pursuant to the security agreement amendment, the collateral under the security agreement was amended to be the Company’s URLs. The Company also entered into six amendments to the debentures, including to increase the conversion price to $2.25, and to extend the maturity date, including an amendment entered into on August 2, 2021, to extend the maturity date to August 31, 2021. In September 2021, a debenture holder converted $100,000 into 44,444 shares of common stock at a price of $2.25 per share. As of December 31, 2022, there is no convertible debt outstanding.

On October 28, 2021, in connection with a stock purchase agreement, the Debenture with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder. In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names valued at $32,748 and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The Company recorded a gain on the extinguishment of debt $292,252 during the year ended December 31, 2021. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3).

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

Supplemental balance sheet information related to leases was as follows:

		December 31,
Operating Leases	Classification	2022
Right-of-use assets	Right of use assets	$275,912

Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	216,039
Total lease liabilities		$280,369

Lease term and discount rate were as follows:

December 31,
2022
Weighted average remaining lease term (years)	3.94
Weighted average discount rate	4%

The component of lease costs was as follows:

Year ended December 31,
2022
Operating lease cost	$76,372
Variable lease cost (1)	4,200
Total lease costs	$80,572

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,
2022
Cash paid for operating lease liabilities	$54,000

Maturities of lease liabilities were as follows as of December 31, 2022:

Operating
Leases
2023	$75,600
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	303,660
Less: Present value discount	(23,291)
Total Present value of lease liabilities	$280,369

Operating Leases	Classification	December 31, 2021
Right-of-use assets	Right of use assets	$339,780

Current lease liabilities	Current operating lease liabilities	59,777
Non-current lease liabilities	Long-term operating lease liabilities	280,369
Total lease liabilities		$340,146

Lease term and discount rate were as follows:

December 31,
2021
Weighted average remaining lease term (years)	4.92
Weighted average discount rate	4%

The component of lease costs was as follows:

Four months ended December 31,
2021
Operating lease cost	$6,366
Variable lease cost (1)	-
Total lease costs	$6,366

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,
2021
Cash paid for operating lease liabilities	$6,000
Right of use assets obtained in exchange for operating lease liabilities	$344,996

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented retroactive.

As of December 31, 2022 and December 31, 2021, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of December 31, 2022 and December 31, 2021, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of December 31, 2022 and December 31, 2021, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack (the Company’s then-chief executive officer), and Infinity Management, LLC (“Infinity”). Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 1,111,111 shares of common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $240,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company.

The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid on January 18, 2022.

On December 2, 2021, Bespoke Colorado, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $225,000, to be paid in shares of common stock of the Company (including 55,555 shares issued and held in escrow, upon execution of the Purchase Agreement, and an additional $150,000 of common stock that will be valued based on the volume weighted average price of the common stock, subject to a floor of $0.90 per share and a ceiling of $1.80 per share), provided that, the purchase price for the inventory will be 90% of the wholesale value of the regulated marijuana portion of the inventory and the packaging corresponding thereto set forth on the inventory accounting statement to be prepared pursuant to the Wonderleaf Purchase Agreement. On June 30, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 2 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to August 30, 2022. On September 8, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 3 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to October 30, 2022. On October 31, 2022, Bespoke Colorado and WonderLeaf entered into amendment No. 4 to the asset purchase agreement. Pursuant to the amendment, the “Termination Date” under the asset purchase agreement was extended to November 30, 2022. On January 3, 2023, the Company completed the acquisition of the WonderLeaf assets. The shares of common stock were issued pursuant to the described terms.

On December 14, 2021, the board of directors of the Company adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which up to an aggregate of 6,666,667 shares of common stock are available for issuance. Awards under the plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2021 Plan. Options awarded under the 2021 Plan are to have an exercise price of not less than 100% of issued shares sub events the fair market value of the common stock on the grant date and a term of not more than ten years from the option grant date.

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock valued at $675,000 ($1.35 per share), which will vest one year from the date of grant. During the year ended December 31, 2022 the Company recorded $675,000 a prepaid expenses associated with the stock based compensation. During the years ended December 31, 2022 and 2021 the amount was amortized $643,562 and $31,438, respectively.

As of December 31, 2022 and 2021, the Company’s remaining prepaid stock awards amount to $80,113 and $1,930,685, respectively.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock valued at $1,350,000 ($1.35 per share), which will vest one year from the date of grant. During the year ended December 31, 2022 the Company recorded $1,350,000 of prepaid expenses associated with the stock based compensation. During the years ended December 31, 2022 and 2021 the amount was amortized $1,287,123 and $62,877, respectively. As of December 31. 2022 and 2021 the Company recorded a prepaid stock award of $- and $1,287,123, respectively.

During the year ended December 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 1,530,897 shares of common stock and warrants to purchase an aggregate of 1,530,897 shares of common stock, for an aggregate purchase price of $344,450. The warrants expire June 30, 2023 and have an exercise price of $2.25.

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that will vest one year from the grant date, and 55,556 shares that will vest two years from the grant date during the year ended December 31, 2022 the Company recorded an expense $1,104,928. As of December 31, 2022 the Company had a prepaid stock award of $80,113.

During the years ended December 31, 2022 and the four months ended December 31, 2021 the Company recognized an expense of $2,1830,169 and $94,315, respectively.

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

During the year ended December 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 1,530,887 shares of common stock and warrants to purchase an aggregate of 382,722 shares of common stock, for an aggregate purchase price of $344,450. The warrants expire June 30, 2023 and have an exercise price of $2.25.

The following table summarizes the warrant activities during the four months ended December 31, 2021 and the year ended December 31, 2022:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2021	66,667	23.40	2.16
Granted	277,778	2.25	1.00
Canceled or expired	-	-	-
Outstanding at December 31, 2021	344,445	$6.30	0.90 years
Granted	382,722	1.80	0.75 years
Canceled or expired	(288,444)	2.99
Exercised	-	-
Outstanding at December 31, 2022	438,723	$5.03	0.36 years
Exercisable at December 31, 2022	438,723	$5.03	0.36 years
Intrinsic value at December 31, 2022		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the year December 31, 2022 and 2021 the Company recorded $266,257 and $12,806, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the year ended December 31, 2022 and 2021 the Company recorded $532,513 and $25,612, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company issued to a consultant options to purchase 22,222 shares of common stock at an exercise price of $1.35. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the year ended December 31, 2022 and 2021 the Company recorded $24,900 and $5,100, respectively of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the four months ended December 31, 2021 and the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2021	-	-	-
Granted	1,023,842	$2.67	10.00 years
Canceled or expired
Outstanding at December 31, 2021	1,023,842	$2.67	9.95 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2022	1,023,842	$2.67	8.95 years
Exercisable at December 31, 2022	1,023,842	$2.67	8.95 years
Intrinsic value at December 31, 2022		$-

The future expense as of December 31, 2022 is $512,813.

9. RELATED PARTY TRANSACTIONS

On April 21, 2020, Danil Pollack was appointed president, chief executive officer, and chief financial officer of the Company. In connection with Mr. Pollack’s appointment, the Company entered into an employment agreement with Mr. Pollack. Pursuant to the employment agreement, Mr. Pollack agreed to serve as the Company’s chief executive officer and president for a period of one year, which term would renew automatically for successive one year terms, subject to the right of either party to terminate the agreement at any time upon written notice. Mr. Pollack was granted the right, for a period of six months, to purchase up to 2,222,222 shares of common stock of the Company for a purchase price of $0.045 per share.

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

On October 28, 2021, the Company entered into a stock purchase agreement with Danil Pollack, and Infinity Management, LLC. Pursuant to the purchase agreement, upon the closing thereof on November 19, 2021, Mr. Pollack sold to Infinity, 1,111,111 shares of the common stock of the Company and one share of Series C preferred stock of the Company for cash consideration of $240,000. The Series C Preferred Stock Infinity acquired represents 51% of the voting power of the Company’s capital stock, and therefore the transaction resulted in a change-in-control of the Company. The purchase agreement further provided for Infinity to make a capital contribution to the Company of $4,792 to cover payment of the amounts due to certain creditors of the Company, as set forth in the purchase agreement. The amount was paid on January 18, 2022.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

During the year ended December 31, 2022, Michael Feinsod, the Company’s chief executive officer, advanced the Company $415,500 and was repaid $2,500 for operations. The loans are non-interest bearing and payable upon demand. (See Note 5.)

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

In connection with the purchase agreement, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3).

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On August 11, 2022, the Company and Bespoke Colorado entered into an asset purchase agreement with Osiris, LLC doing business as Best Day Ever (“BDE”) and Michael Gurtman. Pursuant to the purchase agreement, Bespoke Colorado agreed to purchase from BDE, and BDE agreed to sell to Bespoke Colorado, the assets of BDE, including certain licenses. The Company also agreed to assume certain leases, all as further set forth in the purchase agreement. As consideration for the acquisition of the assets, the Company agreed to issue 2,777,778 shares of common stock at the closing of the transaction. Closing of the purchase agreement was subject to receipt of certain governmental approvals and other customary closing conditions. The purchase agreement was terminated on November 18, 2022.

11. INCOME TAXES

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $1,443,258 and $1,159,140 against its net deferred taxes is necessary as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had net operating loss carryforwards which are available to offset future taxable income, of approximately $6,277,000 and $5,100,000, respectively, of which approximately $3,156,376 will begin to expire in 2032 and the remainder is carried forward indefinitely.

Tax returns for the years ended August 31, 2021, 2020, 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2022	2021

Federal and state statutory taxes	(25.00)%	(25.00)%
Change in tax rate estimate	-%	-%
Permanent differences	.28%	22.5%
Change in valuation allowance	24.72%	2.50%
	-%	-%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2022 and 2021 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2022	2021
Deferred tax assets:
Inventory impairment	$21,179	$9,533
Bad debt expense	21,045	1,011
Net operating loss carryforward	1,401,034	1,148,596
Total deferred tax assets	1,443,258	1,159,140
Valuation allowance	(1,443,258)	(1,159,140)
Total net deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2022 and 2021 is set forth below:

	2022	2021

Net loss	$(1,009,374)	$(6,205)
Non-deductible expenses and other	756,935	40,057
Change in valuation allowance	252,756	33,852
Benefit from income taxes	$-	$-

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

12. SUBSEQUENT EVENTS

On January 3, 2023, the Company completed the acquisition of certain assets of WonderLeaf, LLC including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, pursuant to the asset purchase agreement between Bespoke Colorado and WonderLeaf, dated December 2, 2021, as amended. In accordance with the purchase agreement, in connection with the closing the Company will issue 166,667 shares of common stock to the members of WonderLeaf. The Company also previously issued 55,555 shares of common stock upon execution of the purchase agreement.

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

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

●	Our chief executive officer also functions as our principal financial officer. As a result, our officer may not be able to identify errors and irregularities in the consolidated financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our consolidated financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes of accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

●	While certain accounting procedures have been adopted, compliance with such procedures has been inconsistent.

●	The board of directors has not established an Audit Committee. Accordingly, the entire board, rather than an independent body, has reviewed our consolidated financial statements.

●	Segregation procedures could be improved by strengthening cross approval of various functions, including cash disbursements and internal audit procedures where appropriate.

As a result of these deficiencies in our internal controls, our officer concluded that our internal control over financial reporting was not effective.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over the consolidated financial statement disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Michael Feinsod	52	Chief Executive Office and Chairman of the Board of Directors
Hunter Garth	34	Chief Strategy Officer and Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to the fiscal year ended December 31, 2022 were complied with on a timely basis, except that a Form 4 was filed late by Michael Feinsod, resulting in one transaction not being reported on a timely basis, and Danil Pollack failed to file a Form 4, resulting in one transaction not being reported on a timely basis.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Bespoke Extracts, Inc. 12001 E. 33rd Avenue, Unit O, Aurora, CO, Attention: Chief Executive Officer.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.bespokeextracts.com.

Item 11. Executive Compensation.

The following table summarizes all compensation to our chief executive officer during the year ended December 31, 2022, four months ended December 31, 2021 and year ended August 31, 2021. Our chief executive officer is our only named executive officer for whom compensation disclosure is required.

Name and Principal Position (a)	Period (b)	Salary $ (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)
Michael Feinsod Chief Executive Officer	Year ended August 31, 2021	-	-	-	-	-	-	-	$-
	Four months December 31, 2021	-	-	62,877	25,612	-	-	-	88,489
	Year ended December 31, 2022	$120,000	-	$1,287,123	$532,513	-	-	-	$1,939,636
Hunter Garth President	Year ended August 31, 2021	$-	-	-	-	-	-	-	$-
	Year ended December 31, 2021	-	-	31,438	12,806	-	-	-	44,244
	Year ended December 31, 2022	96,000	-	643,562	$266,257	-	-	-	$1,005,819
Danil Pollack Former CEO	Year ended August 31, 2021	$44,500	-	1,416,571	-	-	-	-	$1,416,571
	Four months ended December 31, 2021	$11,000	-	-	-	-	-		$11,000
	Year ended December 31, 2022	-			-	-	-		-

Employment Agreements

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock, which will vest one year from the date of grant, and ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2022.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Michael Feinsod	222,222	444,445		$8.96	12/14/2031	-	$-	-	-
Hunter Garth	111,111	222,222	-	$8.96	12/14/2031	-	-	-	-

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the company’s common stock and Series C Preferred Stock as of April 27, 2023 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 2001 E. 33rd Avenue, Unit O, Aurora, CO. The percentages in the table are based on 10,168,553 shares of common stock outstanding as of April 27, 2023, and have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of April 27, 2023. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

	Amount of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Executive Officers and Directors:
Michael Feinsod(1)	2,281,778	21.9%
Hunter Garth(2)	511,111	5.0%
Officers and Directors as a group (2 persons):	2,792,889	26.7%
5% Holders:
Infinity Management, LLC (3)	1,026,223	10.0%

(1)	Includes 1,015,112 shares of common stock held by Infinity, 44,444 shares underlying warrants held by Infinity, and 222,222 shares underlying vested options. Mr. Feinsod is the managing member of Infinity and has voting and investment power over the securities of the Company held by Infinity. Infinity also holds 1 share of Series C Preferred Stock of the Company, which provides the holder with 51% of the voting power of the Company’s stockholders.

(2)	Includes 11,111 shares underlying vested options.

(3)	Includes 44,444 shares underlying warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transaction

During the year ended December 31, 2022, Michael Feinsod, the Company’s chief executive officer, was repaid $2,500 and advanced the Company $415,500 for operations. The loans are non-interest bearing and payable upon demand

Director Independence.

Neither of our directors is independent as defined under Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2021 and 2022.

Period	Audit Fees	Audit- Related Fees		Tax Fees	All Other Fees
Year ended August 31, 2021 – Liggett & Webb, P.A.	$31,000		$-	$750		$-
Four months ended December 31, 2021 - Liggett & Webb, P.A.	$10,271	$			$		$-
Year ended December 31, 2022—Liggett & Webb, P.A.	$15,576
Year ended December 31, 31, 2022—Assurance Dimensions	$43,500		$-	$-		$-

Audit fees. Audit fees represent fees for professional services performed by for the audit of our annual financial statements and the review of our quarterly consolidated financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our consolidated financial statements.

Tax Fees.  Liggett & Webb, P.A. received $750 for providing tax services relating to preparation of certain tax returns for us during the year ended December 31, 2021.

All other fees. Liggett & Webb, P.A. and Assurance Dimensions and did not receive any other fees from us for the years ended December 31, 2022 and 2021.

The board of directors serves as the audit committee of the Company. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of Liggett & Webb, P.A. in providing services to us for the fiscal year ended August 31, 2021 and has concluded that such services are compatible with Assurance Dimensions independence as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed June 14, 2012)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 7, 2020)
3.9	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed March 26, 2020)
3.10	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
3.11	Amendment to Bylaws (incorporated by reference to 8-K filed July 7, 2022)
4.1	Description of Registrant’s Securities (incorporated by reference to 10-K filed December 18, 2020)
10.1	Asset Purchase Agreement, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.2	Amendment No. 1 to Asset Purchase Agreement between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.3	Lease, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WL Holdings, Ltd. (incorporated by reference to 8-K filed December 8, 2021)
10.4	Employment Agreement, dated December 14, 2021, between the Company and Michael Feinsod (incorporated by reference to 8-K filed December 15, 2021) ***
10.5	Employment Agreement, dated December 14, 2021, between the Company and Hunter Garth (incorporated by reference to 8-K filed December 15, 2021) ***
10.6	Form of Restricted Stock Award Agreement (incorporated by reference to 8-K filed December 15, 2021)
10.7	Bespoke Extracts, Inc. 2021 Equity Incentive Plan (incorporated by reference to 8-K filed December 15, 2021)
10.8	Form of Option Agreement (incorporated by reference to 8-K filed December 15, 2021)
10.9	Form of Purchase Agreement (incorporated by reference to 8-K filed January 3, 2022)
10.10	Form of Warrant (incorporated by reference to 8-K filed January 3, 2022)
10.11	Amendment No. 2 to Asset Purchase Agreement (incorporated by reference to 8-K filed July 7, 2022)
10.12	Amendment No. 3 to Asset Purchase Agreement (incorporated by reference to 8-K filed September 9, 2022)
10.13	Amendment No. 4 to Asset Purchase Agreement (incorporated by reference to 8-K filed November 3, 2022)
10.14	Amendment No. 1 to Inventory Earn Out Agreement (incorporated by reference to 8-K filed November 16, 2022)
14.1	Code of Ethics (incorporated by reference to 10-K filed December 14, 2018)
16	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed November 7, 2022)
21.1	Subsidiaries: Bespoke Extracts Colorado, LLC (Colorado)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith.

***	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: April 27, 2023	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer and Director	April 27, 2023
Michael Feinsod	(principal executive, financial and accounting officer)

/s/ Hunter Garth	Director	April 27, 2023
Hunter Garth