Form 10-Q
period 2023-03-31
Bespoke Extracts, Inc.
filed 2023-07-14
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12001 E. 33rd Avenue, Unit O

Aurora, CO, 80010

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

As of July 14, 2023, there were 10,168,220 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash	$4,365	$24,433
Accounts receivable	46,483	-
Prepaid stock awards	58,569	80,113
Prepaid expense	26,356	7,186
Inventory, net	13,010	-
Total current assets	148,783	111,732

Furniture and equipment	48,162	9,947
License	10,000
Right of Use Asset	259,564	275,912
Deposits	12,000	12,000
Total assets	$478,509	$409,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$492,074	$295,818
Inventory earn-out	-	90,000
Note payable - related party	692,500	415,500
Operating lease liability	64,330	64,330
Total current liabilities	1,248,904	865,648

Long-Term Operating Lease Liability	199,889	216,039
Total liabilities	1,448,793	1,081,687

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, 1 share designated; 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, stated value $24,000	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 10,168,220 and 9,945,977 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10,166	9,944
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	23,343,968	23,201,758
Accumulated deficit	(24,324,418)	(23,883,798)
Total stockholders’ deficit	(970,284)	(672,096)
Total liabilities and stockholders’ deficit	$478,509	$409,591

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2023	2022

Sales	$89,016	$3,061
Cost of products sold	78,667	847
Gross Profit	10,349	2,214

Operating expenses:
Selling, general and administrative expenses	374,515	897,534
Professional fees	61,204	54,355
Consulting	18,000	23,000
Total operating expenses	453,719	974,889

Loss from operations	(443,370)	(972,675)

Other income / (expenses)
Interest income	2,750	181
Interest expense	-	-
Total other (expense) / income	2,750	181

Loss before income tax	(440,620)	(972,494)
Provision for income tax	-	-
Net Loss	$(440,620)	$(972,494)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,107,108	6,992,070

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.04)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Stockholders Equity / (Deficit)

For The three months ended March 31, 2023 and March 31, 2022

	Series C
	Preferred	Preferred	Common	Common	Additional	Common Stock	Common Stock
	Shares	Par	Shares	Par	Paid-in	Shares	to be issued	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	to be Issued	Par Amount	Deficit	Total

Balance December 31, 2021	1	$-	8,141,965	$8,142	$21,741,403	6,478	$7,987	$(19,767,571)	$1,989,961

Payment of capital contribution	-	-	-	-	4,792	-	-	-	4,792

Stock based compensation and stock option expense	-	-	-	-	727,606	-	-	-	727,606

Common stock issued for cash	-	-	876,667	877	196,373	-	-	-	197,250

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(972,494)	(972,494)
Balance March 31, 2022	1	$-	9,018,632	$9,019	$22,670,174	$6,478	$7,987	$(20,740,065)	$1,947,115

Balance December 31, 2022	-	$-	9,945,997	$9,944	$23,201,758	$-	$-	$(23,883,798)	$(672,096)

Purchase of Wonderleaf	-	-	222,223	222	49,778	-	-	-	50,000

Stock option expense	-	-	-	-	92,432	-	-	-	92,432

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(440,620)	(440,620)
Balance March 31, 2023	1	$-	10,168,220	$10,166	$23,343,968	$-	$-	$(24,324,418)	$(970,284)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net Loss	$(440,620)	$(972,494)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	40,393	-
Depreciation	1,785	-
Amortization of right of use asset, net	16,348	-
Amortization expense for prepaid expenses for consulting shares	21,544	15,745
Stock based compensation and stock option expense	92,432	727,606
Changes in operating assets and liabilities:
Accounts receivable	(46,483)	(64)
Prepaid expenses	(19,170)	996
Inventory	(53,403)	355
Interest receivable – Wonderleaf	-	(181)
Accounts payable and accrued liabilities	196,256	22,892
Operating lease liability	(16,150)	(14,648)
Net Cash (used in) operating activities	(207,068)	(219,793)

Cash flows from investing activities
Advances to Wonderleaf	-	(6,443)
Note receivable Wonderleaf funded	-	(20,000)
Purchase of equipment	-	(7,202)
Net cash used in investing activities	-	(33,645)

Cash flow from financing activities
Payment of capital contribution	-	4,792
Payment of inventory earnout	(90,000)	-
Proceeds from issuance of note payable - related party	277,000	-
Repayment of note payable - related party	-	(2,500)
Proceeds from issuance of units	-	197,250
Net cash provided by financing activities	187,000	199,542

Net increase / (decrease) in cash	(20,068)	(53,896)
Cash at beginning of period	24,433	148,227
Cash at end of period	$4,365	$94,331

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Wonderleaf for fixed assets and license	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Colorado, we operate a marijuana infused products production facility in Aurora, Colorado.

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”).. On January 3, 2023, the Company completed the acquisition of the WonderLeaf assets and the change of control was approved by the Colorado Marijuana Enforcement Division for 222,223 shares of common stock valued at $50,000, or $0.225 per share. At the time of acquisition Wonderleaf had no operations or no employees and was not considered a business.

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

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $207,068 for the three months ended March 31, 2023, and a working capital deficit of $1,100,121 and accumulated deficit of $24,324,418 as of March 31, 2023. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of March 31, 2023 and December 31, 2022, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At March 31, 2023 and December 31, 2022, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of March 31, 2023 and December 31, 2022, inventory amounted to $13,010 and $0 net of reserves, respectively, which consisted of finished goods of $13,010 and $0, and raw materials of $0 and $0, respectively.

Property and equipment

Property and equipment is recorded at cost and capitalized from the initial date of service. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Schedule of Estimated useful Lives of Property and Equipment

Furniture and Equipment	5 years

License

License represents the Colorado license distributing cannabis. The license will be amortized over its useful life.

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

Our products are sold directly to licensed marijuana dispensaries in Colorado. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment [or within 15 days].

At March 31, 2023, two customers amounted to 27.5% and 31.4% amounted, or 58.9% of accounts receivable. During the year ended December 31, 2022 no customer amounted to over 10% of the total accounts receivable. During the three months ended March 31, 2023 three customers amounted to 14.4%, 15.1% and 16.4%, or 45.9% of sales for the period. During the three months ended March 31, 2022 no individual customer amounted to over 10% of tota1 sales.

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

Reclassification

Prior gross prepaid stock compensation and additional paid in capital presented in the 10Q for the period end March 31, 2022 have been reclassified to conform with the financials filed in the December 31, 2022 10K.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 219,556 warrants and 1,023,842 options is anti-dilutive for the three months ended March 31, 2023 as they are not in the money. The effect of 562.967 warrants and 1,022,842 options is anti-dilutive for the three months ended March 31, 2022 as they are not in the money.

Reverse Stock Split

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior equity amounts have been presented to reflect this split.

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

2. ASSET PURCHASE AGREEMENT

On January 3, 2023, the Company completed the acquisition of the WonderLeaf assets for 222,223 shares of common stock valued at $50,000, or $0.225 per share. At the time of acquisition Wonderleaf had no operations or no employees and was not considered a business.

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the business of Wonderleaf to determine if the Company acquired a business or acquired assets. Based on this analysis, the Company determined that it acquired assets. No goodwill was recorded since the purchase was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the market price of the 222,223 common shares issued of $50,000 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the license and fixed assets acquired.

Company management determined if the Company acquired a business or acquired assets. The FASB issued new guidance (ASU 2017-01) that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under the ASU, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.

Pursuant to 805-10-55-83, the Company first considered the guidance in paragraphs 805-10-55-5A through 55-5C. The identifiable assets that could be recognized in the purchase only included the license and fixed assets. Accordingly, the transaction was not considered a business.

The monetary value of the 222,223 shares is deemed by the Company to be $50,000 in accordance with Accounting Standards Codification (“ASC”) 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. No goodwill should be recorded since the WPA was accounting for as an asset purchase. The Company determined that the fair value of the common shares issued was a better indicator which is more reliably measurable.

The Company assigned a value of $10,000 to the licenses and $40,000 to the fixed assets acquired.

3. INVENTORY EARN-OUT

As described in Note 9, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of December 31, 2022 no amounts had been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the three months ended March 31, 2023 the amount was paid.

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

Note 5 – Furniture and equipment.

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	March 31, 2023	December 31, 2022
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	$47,202	$7,202
Fixed assets, total	$49,947	$9,947
Total: accumulated depreciation	$(1,785)	$-
Fixed assets, net	$48,162	$9,947

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 were $1,785 and $0 respectively.

6. NOTE PAYABLE – RELATED PARTY

During the three months ended March 31, 2023, Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $227,000. As of March 31, 2023 and December 31, 2022 the amount owed Michael Feinsod is $692,500 and $415,500, respectively. All loans are payable upon demand.

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

Supplemental balance sheet information related to leases was as follows:

Lease term and discount rate were as follows:

March 31,
2023
Weighted average remaining lease term (years)	3.69
Weighted average discount rate	4%

The component of lease costs was as follows:

Three Months ended March 31,
2023
Operating lease cost	$19,093
Variable lease cost (1)	1,050
Total lease costs	$20,143

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

March 31,
2023
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of March 31, 2023:

Operating
Leases
2023	$56,700
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	284,760
Less: Present value discount	(23,291)
Total Present value of lease liabilities	$264,219

Operating Leases	Classification	March 31, 2023
Right-of-use assets	Right of use assets	$259,564

Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	199,889
Total lease liabilities		$264,219

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of March 31, 2023 and December 31, 2022, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On January 3, 2023, the Company completed the acquisition of the WonderLeaf assets for 222,223 shares of common stock valued at $50,000, or $0.225 per share.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock valued at $675,000 ($1.35 per share), which vested one year from the date of grant. During the year ended December 31, 2022 the Company recorded $675,000 a prepaid expenses associated with the stock based compensation. During the years ended December 31, 2022 and 2021 the amount was amortized $643,562 and $31,438, respectively.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock valued at $1,350,000 ($1.35 per share), which vested one year from the date of grant. During the year ended December 31, 2022 the Company recorded $1,350,000 of prepaid expenses associated with the stock based compensation. During the years ended December 31, 2022 and 2021 the amount was amortized $1,287,123 and $62,877, respectively. As of December 31. 2022 and 2021 the Company recorded a prepaid stock award of $0 and $1,287,123, respectively.

During the year ended December 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 1,530,897 shares of common stock and warrants to purchase an aggregate of 1,530,897 shares of common stock, for an aggregate purchase price of $344,450. The warrants expired June 30, 2023 and had an exercise price of $2.25.

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the three months ended March 31, 2023 the Company recorded an expense of $21,544. As of March 31, 2023 and December 31, 2022 the Company had a prepaid stock award of $58,569 and $80,113.

Warrants

During the four months ended December 31, 2021, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 50,000,000 shares of common stock and warrants to purchase an aggregate of 12,500,000 shares of common stock, for an aggregate purchase price of $250,000 with offering costs of $10,000 for legal expenses. The warrants had a term of one year and an exercise price of $2.25.

During the year ended December 31, 2022, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of 1,530,887 shares of common stock and warrants to purchase an aggregate of 382,722 shares of common stock, for an aggregate purchase price of $344,450. The warrants expired June 30, 2023 and had an exercise price of $2.25.

The following table summarizes the warrant activities during the three months ended March 31, 2023:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at August 31, 2022	438,723	5.03	0.36
Granted	-	-	-
Canceled or expired	(219,167)	2.45	-
Outstanding at March 31, 2023	219,556	$7.81	0.33 years
Exercisable at March 31, 2023	219,556	$7.81	0.33 years
Intrinsic value at March 31, 2023		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three months ending March 31, 2023 and 2022 the Company recorded $30,811 and $97,797 respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the three months ended March 31, 2023 and 2022 the Company recorded $61,621 and $135,594, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company issued to a consultant options to purchase 22,222 shares of common stock at an exercise price of $1.35. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the three months ended March 31, 2023 and 2022 the Company recorded $0 and $24,900, respectively of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the four months ended December 31, 2021 and the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	1,023,842	2.67	8.95 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2023	1,023,842	$2.67	8.71 years
Exercisable at March 31, 2023	357,174	$2.67	8.69 years
Intrinsic value at March 31, 2023		$-

The future expense as of March 31, 2023 is $420,381.

9. RELATED PARTY TRANSACTIONS

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

During the year ended December 31, 2022, Michael Feinsod, the Company’s chief executive officer, advanced the Company $415,500 and was repaid $2,500 for operations. During the three months ended March 31, 2023 Michael Feinsod advanced an additional $277,000. The loans are non-interest bearing and payable upon demand. (See Note 6.)

As of March 31, 2023 Michael Feinsod is owed a total of $105,000 of accrued salary and accounts payable of $78,936.

10. COMMITMENTS AND CONTINGENCIES

In connection with a stock purchase agreement, on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3) such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the three months ended March 31, 2023 the amount was paid.

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Garth is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $0.06 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination.

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

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2023 , the Company’s chief executive officer, loaned the Company an additional $157,000.

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

Overview

Through our wholly-owned subsidiary, Bespoke Extracts Colorado, LLC, we operate a marijuana infused products manufacturing facility in Colorado.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

On December 2, 2021, Bespoke Extracts Colorado, LLC, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Wonderleaf Purchase Agreement, for a purchase price of $50,000, to be paid in shares of common stock of the Company. The Company issued a total of 222,223 shares of common stock ($0.225 per share), the fair market value on the date of issuance.

Results of Operations for the three months ended March 31, 2023 and March 31, 2022

Sales

Sales during the three months ended March 31, 2023 were $89,016 compared to $3,061 for the three months ended March 31, 2022. The increase in sales was a direct result of the products we are now producing after the purchase of Wonderleaf. The increase in sales was due to direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 was $78,667 compared to $847 for the three months ended March 31, 2022. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the three months March 31, 2023 and March 31, 2022 were $375,415 and $897,534, respectively. The decrease was mainly attributable to stock-based compensation of $92,432 for the three months ended March 31, 2023 compare to $727,606 for the three months ended March 31, 2022 and were partially offset by increase in salaries. Professional fees were $61,240 and $54,355, respectively for the three months ended March 31, 2023 and March 31, 2022. The increase in expenses was due to increased legal and accounting fees associated with the WonderLeaf, LLC acquisition. Consulting expense was $18,000 and $23,000, for the three months ended March 31, 2023 and March 31, 2022, respectively.

Net Loss

Our net loss for the three months ended March 31, 2023 was $440,620, or $0.04 per share, compared to a net loss for the three months ended March 31, 2022 of $972,494, or $0.14 per share.

Investing Activities

During the three months ended March 31, 2022 the Company loaned Wonderleaf a total of $20,000 pursuant to promissory notes, advanced Wonderleaf $6,443 and purchased $7,202 of equipment.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $4,365. Net cash used in operating activities for the three months ended March 31, 2023 was $207,068. Our current liabilities as of March 31, 2023 were $1,248,904 and consisted of accounts payable and accrued liabilities of $492,074, current portion of lease liability of $64,330 and notes payable related party of $692,500. As of March 31, 2022, we had cash of $94,331. Net cash used in operating activities for the three months ended March 31, 2022 was $219,793. Our current liabilities as of March 31, 2022 were $241,900 and consisted of accounts payable and accrued liabilities of $105,621, an inventory earn-out of $75,000 and current portion of lease liability of $61,279.

During the three months ended March 31, 2023 the Company borrowed an additional $277,000 from a related party and repaid $90,000 owed for an inventory earnout. During the three months ended March 31, 2022, the Company repaid $2,500 of a note payable from a related party. In addition, the Company raised a total of $197,250 from the sale of common stock and warrants.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended March 31, 2023 and the year ended December 31, 2022 and had a working capital deficit at March 31, 2023 and December 31, 2022. This raises substantial doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: July 14, 2023	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)