Form 10-Q
period 2023-06-30
Bespoke Extracts, Inc.
filed 2023-09-28
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of September 28, 2023, there were 10,168,220 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash	$1,947	$24,433
Accounts receivable, net	42,310	-
Prepaid stock awards	36,785	80,113
Prepaid expense	14,445	7,186
Inventory, net	42,364	-
Total current assets	137,851	111,732

Furniture and equipment	45,381	9,947
License	10,000	-
Right of Use Asset	243,054	275,912
Deposits	12,000	12,000
Total assets	$448,286	$409,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$647,884	$295,818
Inventory earn-out	-	90,000
Deferred revenue	9,896	-
Note payable - related party	35,954	415,500
Operating lease liability	64,330	64,330
Total current liabilities	758,064	865,648
Note payable - related party	849,500	-
Long-Term Operating Lease Liability	183,577	216,039
Total liabilities	1,791,141	1,081,687

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of June 30, 2023 and December 31,2022, respectively	-	-
Series C Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, stated value $24,000	-	-
Common stock, $0.001 par value: 3,000,000,000 shares authorized; 10,168,220 and 9,946,067 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10,166	9,944
Additional paid-in capital	23,436,312	23,201,758
Accumulated deficit	(24,789,333)	(23,883,798)
Total stockholders’ deficit	(1,342,855)	(672,096)
Total liabilities and stockholders’ deficit	$448,286	$409,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Sales	$188,247	$346	$277,263	$3,407
Cost of products sold	117,211	46,668	195,878	47,515
Gross Profit	71,036	(46,322)	81,385	(44,108)

Operating expenses:
Selling, general and administrative expenses	457,366	894,917	831,881	1,792,451
Professional fees	63,172	35,493	124,376	89,848
Consulting	18,000	35,500	36,000	58,500
Total operating expenses	538,538	965,910	992,257	1,940,799

Loss from operations	(467,502)	(1,012,232)	(910,872)	(1,984,907)

Other income / (expenses)
Interest income	2,587	-	5,337	-
Interest expense	-	250	-	431
Total other (expense) / income	2,587	250	5,337	431

Loss before income tax	(464,915)	(1,011,982)	(905,535)	(1,984,476)
Provision for income tax	-	-	-	-
Net Loss	$(464,915)	$(1,011,982)	$(905,535)	$(1,984,476)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,168,220	7,812,084	10,164,537	7,404,386

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.05)	$(0.13)	$(0.09)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Stockholders’ Equity / (Deficit)

(Unaudited)

For The three and six months ended June 30, 2023 and June 30, 2022

	Series C					Common	Common
	Preferred	Preferred	Common	Common	Additional	Stock	Stock to
	Shares	Par	Shares	Par	Paid-in	Shares to	be issued	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	be Issued	Par Amount	Deficit	Total

Balance March 31, 2022	1	$-	9,018,632	$9,019	$22,709,662	6,478	$7,987	$(20,740,065)	$1,986,603

Stock based compensation and stock option expense	-	-	-	-	708,253	-	-	-	708,253

Common stock issued for cash	-	-	654,222	654	146,546	-	-	-	147,200

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(1,011,982)	(1,011,982)
Balance June 30, 2022	1	$-	9,672,854	$9,673	$23,564,461	6,478	$7,987	$(21,752,047)	$1,830,074

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance March 31, 2023	1	$-	10,168,220	$10,166	$23,343,968	$(24,324,418)	$(970,284)

Stock based compensation and stock option expense	-	-	-	-	92,344	-	92,344

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(464,915)	(464,915)
Balance June 30, 2023	1	$-	10,168,220	$10,166	$23,436,312	$(24,789,333)	$(1,342,855)

	Series C					Common	Common
	Preferred	Preferred	Common	Common	Additional	Stock	Stock to
	Shares	Par	Shares	Par	Paid-in	Shares to	be issued	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	be Issued	Par Amount	Deficit	Total

Balance December 31, 2021	1	$-	8,141,965	$8,142	$21,741,403	6,478	$7,987	$(19,767,571)	$1,989,961

Payment of capital contribution	-	-	-	-	4,792	-	-	-	4,792

Stock based compensation and stock option expense	-	-	-	-	1,475,347	-	-	-	1,475,347

Common stock issued for cash	-	-	1,530,889	1,531	342,919	-	-	-	344,450

Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	(1,984,476)	(1,984,476)
Balance June 30, 2022	1	$-	9,672,854	$9,673	$23,564,461	6,478	$7,987	$(21,752,047)	$1,830,074

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	222,223	222	49,778	-	50,000

Stock based compensation and stock option expense	-	-	-	-	184,776	-	184,776

Net loss for Six Months ended June 30, 2023	-	-	-	-	-	(905,535)	(905,535)
Balance June 30, 2023	1	$-	10,168,220	$10,166	$23,436,312	$(24,789,333)	$(1,342,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net Loss	$(905,535)	$(1,984,476)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	40,393	46,825
Depreciation	4,566	-
Amortization of right of use asset, net	32,858	-
Amortization expense for prepaid expenses for consulting shares	43,328	31,638
Stock based compensation and stock option expense	184,776	1,435,860
Changes in operating assets and liabilities:
Accounts receivable	(9,856)	158
Prepaid expenses	(7,259)	(6,898)
Inventory	(82,757)	-
Interest receivable – Wonderleaf	-	(431)
Accounts payable and accrued liabilities	319,612	76,293
Deferred revenue	9,896	-
Operating lease liability	(32,462)	(29,442)
Net Cash (used in) operating activities	(402,440)	(430,473)

Cash flows from investing activities
Advances to Wonderleaf	-	(12,719)
Note receivable Wonderleaf funded	-	(20,000)
Purchase of equipment	-	(7,202)
Net cash used in investing activities	-	(39,921)

Cash flow from financing activities
Payment of inventory earnout	(90,000)	-
Payment of capital contribution	-	4,792
Proceeds from issuance of note payable - related party	469,954	-
Repayment of note payable - related party	-	(2,500)
Proceeds from issuance of units	-	344,449
Net cash provided by financing activities	379,954	346,741

Net increase / (decrease) in cash	(22,486)	(123,653)
Cash at beginning of period	24,433	148,227
Cash at end of period	$1,947	$24,574

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Weonderleaf for fixed assets and license	$50,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Colorado, we operate a marijuana infused products production facility in Aurora, Colorado.

On December 2, 2021, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). On January 3, 2023, the Company completed the acquisition of the WonderLeaf assets for 222,223 shares of common stock valued at $50,000, or $0.225 per share, and the change of control was approved by the Colorado Marijuana Enforcement Division. At the time of acquisition WonderLeaf had no operations or no employees and was not considered a business.

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

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $402,440 for the six months ended June 30, 2023, and a working capital deficit of $620,213 and accumulated deficit of $24,789,333, as of June 30, 2023. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, note payable and convertible note payable approximate their fair values as of June 30, 2023 and December 31, 2022, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. At June 30, 2023 and December 31, 2022, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of June 30, 2023 and December 31, 2022, inventory amounted to $42,364, and $0 net of reserves, respectively, which consisted of finished goods of $0 and $0, and raw materials of $42,364 and $0, respectively.

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

Our products are sold directly to licensed marijuana dispensaries in Colorado. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment or within 15 days, depending on the customer.

At June 30, 2023, two customers amounted to 35.5% and 12.7%, or 48.2% of accounts receivable. During the year ended December 31, 2022 no customer amounted to over 10% of the total accounts receivable. During the three months ended June 30, 2023 one customer amounted to 39.7% of sales for the period. During the six months ended June 30, 2023 one customer amounted to 51.6% of sales for the period. During the three and six months ended June 30, 2022 no individual customer amounted to over 10% of tota1 sales.

Deferred Revenue

Deferred revenue represents services or products that were paid for but not delivered to the customer as of June 30, 2023.

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

Reclassification

Prior gross prepaid stock compensation and additional paid in capital presented in the 10-Q for the period end June 30, 2022 have been reclassified to conform with the financial statements filed in the December 31, 2022 10-K.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 56,001 warrants and 1,023,842 options is anti-dilutive for the three and six months ended June 30, 2023 as they are not in the money. The effect of 562.967 warrants and 1,023,842 options is anti-dilutive for the three and six months ended June 30, 2022 as they are not in the money.

Reverse Stock Split

The Company completed a 45-to-1 reverse split of its common stock effective January 13, 2023. All prior equity amounts have been presented to reflect this split.

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

2. ASSET PURCHASE AGREEMENT

On January 3, 2023, the Company completed the acquisition of the assets for 222,223 shares of common stock valued at $50,000, or $0.225 per share. At the time of acquisition WonderLeaf had no operations or employees and was not considered a business.

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

Company management evaluated whether Company acquired a business or acquired assets. The FASB issued new guidance (ASU 2017-01) that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under the ASU, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.

Pursuant to 805-10-55-83, the Company first considered the guidance in paragraphs 805-10-55-5A through 55-5C. The identifiable assets that could be recognized in the purchase only included the license and fixed assets. Accordingly, the transaction was not considered a business.

The monetary value of the 222,223 shares is deemed by the Company to be $50,000 in accordance with Accounting Standards Codification (“ASC”) 805-50-30 “Business Combinations”. The Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. No goodwill should be recorded since the WPA was accounting for as an asset purchase. The Company determined that the fair value of the common shares issued was a better indicator which is more reliably measurable.

The Company assigned a value of $10,000 to the licenses and $40,000 to the fixed assets acquired.

3. INVENTORY EARN-OUT

As described in Note 10, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of December 31, 2022 no amounts had been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the six months ended June 30, 2023 the amount was paid.

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

Note 5 – Furniture and equipment.

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	June 30, 2023	December 31, 2022
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	47,202	7,202
Fixed assets, total	49,947	9,947
Total: accumulated depreciation	(4,566)	-
Fixed assets, net	$45,381	$9,947

Depreciation expense for the three and six months ended June 30, 2023 and June 30, 2022 were $2,781, $4,566, $0 and $0 respectively.

6. NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025. In addition, repayment of the note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. Amounts are being presented retroactively as of June 30, 2023. As of June 30, 2023 and December 31, 2022 the amount owed Infinity Management, LLC is $885,454 and $415,500, respectively.

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

Supplemental balance sheet information related to leases was as follows:

Lease term and discount rate were as follows:

June 30,
2023
Weighted average remaining lease term (years)	3.44
Weighted average discount rate	4%

The component of lease costs was as follows:

Six Months ended June 30,
2023
Operating lease cost	$38,186
Variable lease cost (1)	2,100
Total lease costs	$40,286

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

June 30,
2023
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of June 30, 2023:

Operating
Leases
2023	$37,800
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	265,850
Less: Present value discount	(17,953)
Total Present value of lease liabilities	$247,907

Operating Leases	Classification	June 30, 2023
Right-of-use assets	Right of use assets	$243,054

Current lease liabilities	Current operating lease liabilities	$64,330
Non-current lease liabilities	Long-term operating lease liabilities	183,577
Total lease liabilities		$247,907

8. EQUITY

Common Stock and Preferred Stock

The Company completed a 45-to-1 reverse split of its common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of June 30, 2023 and December 31, 2022, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on June 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the three and six months ended June 30, 2023 the Company recorded an expense of $21,544 and $43,328, respectively. As of June 30, 2023 and December 31, 2022 the Company had a prepaid stock award of $38,785 and $80,113.

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

The following table summarizes the warrant activities during the six months ended June 30, 2023:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at Deceme 31, 2022	438,723	5.03	0.36
Granted	-	-	-
Canceled or expired	(382,722)	0.95	-
Outstanding at June 30, 2023	56,001	$23.94	0.88 years
Exercisable at June 30, 2023	56,001	$23.94	0.88 years
Intrinsic value at June 30, 2023		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the three and six months ended June 30, 2023 and 2022 the Company recorded $61,621, $123,343, $135,54 and $271,188, respectively of expenses associated with the vesting of these stock options.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the three and six months ended June 30, 2023 and 2022 the Company recorded $61,621, $123,343, $135,54 and $271,188, respectively of expenses associated with the vesting of these stock options.

On December 14, 2021, the Company issued to a consultant options to purchase 22,222 shares of common stock at an exercise price of $1.35. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the three and six months ended June 30, 2023 and 2022 the Company recorded $0, $0, $0 and $24,900, respectively of expenses associated with the vesting of these stock options.

The following table summarizes the option activities during the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	1,023,842	2.67	8.95 years
Granted	-	-
Canceled or expired	-	-
Exercised	-	-
Outstanding at June 30, 2023	1,023,842	$2.67	8.46 years
Exercisable at June 30, 2023	357,174	$2.67	8.44 years
Intrinsic value at June 30, 2023		$-

The future expense as of June 30, 2023 is $327,949.

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

During the six months ended June 30, 2023, Infinity Management, LLC, an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025. In addition repayment of the note will be due in full out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. Amounts are being presented retroactively as June 30, 2023. As of June 30, 2023 and December 31, 2022 the amount owed Infinity Management, LLC is $885,454 and $415,500, respectively. (See Note 6.)

As of June 30, 2023 Michael Feinsod is owed a total of $135,000 of accrued salary and accounts payable of $111,393.

10. COMMITMENTS AND CONTINGENCIES

In connection with a stock purchase agreement, on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3) such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the six months ended June 30, 2023 the amount was paid.

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

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2023, Infinity Management, LLC, loaned the Company an additional $15,000.

On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025. The note contains provisions whereby it is intended to be subordinate to any senior secured debt the Company may incur while it is outstanding. In addition, repayment of the note will be due in full out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000.

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

Results of Operations for the three months ended June 30, 2023 and June 30, 2022

Sales

Sales during the three months ended 30, 2023 were $188,247 compared to $346 for the three months ended June 30, 2022. The increase in sales was a direct result of the products we are producing after the purchase of WonderLeaf. The increase in sales was due to direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 was $117,211 compared to $46,668 for the three months ended June 30, 2022. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the three months June 30, 2023 and June 30, 2022 were $457,366 and $894,917, respectively. The decrease was mainly attributable to stock-based compensation of $92,344 for the three months ended June 30, 2023 compared to $708,253 for the three months ended June 30, 2022 and were partially offset by increase in salaries. Professional fees were $63,172 and $35,493, respectively for the three months ended June 30, 2023 and June 30, 2022. The increase in expenses was due to increased legal and accounting fees associated with the WonderLeaf, LLC acquisition. Consulting expense was $18,000 and $33,500, for the three months ended June 30, 2023 and June 30, 2022, respectively.

Net Loss

Our net loss for the three months ended June 30, 2023 was $464,915, or ($0.05) per share, compared to a net loss for the three months ended June 30, 2022 of $1,011,982, or ($0.13) per share.

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

Sales

Sales during the six months ended 30, 2023 were $277,263 compared to $3,407 for the six months ended June 30, 2022. The increase in sales was a direct result of the products we are now producing after the purchase of WonderLeaf. The increase in sales was due to direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 was $195,878 compared to $47,515 for the six months ended June 30, 2022. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the six months June 30, 2023 and June 30, 2022 were $831,881 and $1,792,451, respectively. The decrease was mainly attributable to stock-based compensation of $184,776 for the six months ended June 30, 2023 compared to $1,435,860 for the six months ended June 30, 2022 and were partially offset by increase in salaries. Professional fees were $124,376 and $89,848, respectively for the six months ended June 30, 2023 and June 30, 2022. The increase in expenses was due to increased legal and accounting fees associated with the WonderLeaf, LLC acquisition. Consulting expense was $36,000 and $58,500 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Net Loss

Our net loss for the six months ended June 30, 2023 was $905,535, or ($0.09) per share, compared to a net loss for the six months ended June 30, 2022 of $1,984,476 or ($0.27) per share.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $1,947. Net cash used in operating activities for the six months ended June 30, 2023 was $402,440. Our current liabilities as of June 30, 2023 were $758,064 and consisted of accounts payable and accrued liabilities of $647,884, deferred revenue of $9,896, current portion of lease liability of $64,330 and notes payable related party of $35,954. As of June 30, 2022, we had cash of $24,574. Net cash used in operating activities for the six months ended June 30, 2022 was $430,473. Our current liabilities as of June 30, 2022 were $296,819 and consisted of accounts payable and accrued liabilities of $159,022, an inventory earn-out of $75,000 and current portion of lease liability of $61,797.

During the six months ended June 30, 2023 the Company borrowed an additional $469,954 from a related party and repaid $90,000 owed for an inventory earnout. During the six months ended June 30, 2022, the Company repaid $2,500 of a note payable from a related party. In addition, the Company raised a total of $344,449 from the sale of common stock and warrants.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the six months ended June 30, 2023 and the year ended December 31, 2022 and had a working capital deficit at June 30, 2023 and December 31, 2022. This raises substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Senior Note*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: September 28, 2023	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)