Form 10-Q
period 2023-09-30
Bespoke Extracts, Inc.
filed 2024-01-16
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52759

BESPOKE EXTRACTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4743354
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12001 E. 33rd Street Unit O

Aurora, CO 80010

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

As of January 16, 2024, there were 10,168,220 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022

Assets
Current assets
Cash	$-	$24,433
Accounts receivable, net	45,950	-
Prepaid stock awards	14,762	80,113
Prepaid expense	10,695	7,186
Inventory, net	25,557	-
Total current assets	96,964	111,732

Furniture and equipment	42,764	9,947
License	10,000	-
Right of Use Asset	226,381	275,912
Deposits	12,000	12,000
Total assets	$388,109	$409,591

Liabilities and Stockholders’ Equity
Current liabilities
Cash overdraft	$2,949	$-
Accounts payable and accrued liabilities	828,069	295,818
Inventory earn-out	-	90,000
Deferred revenue	2,936	-
Note payable - related party	26,997	415,500
Operating lease liability	64,330	64,330
Total current liabilities	925,281	865,648

Note payable - related party	849,500	-
Long-Term Operating Lease Liability	167,101	216,039
Total liabilities	1,941,882	1,081,687

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of September 30, 2023 and December 31,2022, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of Sepember 30, 2023 and December 31, 2022, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 10,168,220 and 9,946,067 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10,166	9,944
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	23,533,615	23,201,758
Accumulated deficit	(25,097,554)	(23,883,798)
Total stockholders’ deficit	(1,553,773)	(672,096)
Total liabilities and stockholders’ deficit	$388,109	$409,591

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Sales	$244,408	$-	$521,671	$3,407
Cost of products sold	146,000	65	341,878	47,580
Gross Profit	98,408	(65)	179,793	(44,173)

Operating expenses:
Selling, general and administrative expenses	347,717	1,069,487	1,179,598	2,861,938
Professional fees	46,883	29,270	171,259	119,118
Consulting	-	35,750	36,000	94,250
Total operating expenses	394,600	1,134,507	1,386,857	3,075,306

Loss from operations	(296,192)	(1,134,572)	(1,207,064)	(3,119,479)

Other income / (expenses)
Interest expense	(5,337)	-	(6,692)	-
Interest income	-	447		878
Total other (expense) / income	(5,337)	447	(6,692)	878

Loss before income tax	(301,529)	(1,134,125)	(1,213,756)	(3,118,601)
Provision for income tax	-	-	-	-
Net Loss	$(301,529)	$(1,134,125)	$(1,213,756)	$(3,118,601)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,168,220	8,353,245	10,165,778	7,724,148

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.03)	$(0.14)	$(0.12)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statement of Stockholders Equity / (Deficit)

For The three and nine months ended September 30, 2023 and September 30, 2022

	Series C
	Preferred Shares Outstanding	Preferred Par Amount	Common Shares Outstanding	Common Par Amount	Additional Paid-in Capital	Common Stock Shares to be Issued	Common Stock to be issued Par Amount	Accumulated Deficit	Total

Balance June 30, 2022	1	$-	9,672,854	$9,673	$23,564,461	6,478	$7,987	$(21,752,047)	$1,830,074

Stock based compensation and stock option expense	-	-	-	-	170,682	-	-	-	170,682

Common stock issued for cash	-	-	266,667	267	682,820	-	-	-	683,087

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	(1,134,125)	(1,134,125)
Balance September 30, 2022	1	$-	9,939,521	$9,940	$24,417,963	6,478	$7,987	$(22,886,172)	$1,549,718

	Series C
	Preferred Shares Outstanding	Preferred Par Amount	Common Shares Outstanding	Common Par Amount	Additional Paid-in Capital	Common Stock Shares to be Issued	Common Stock to be issued Par Amount	Accumulated Deficit	Total

Balance June 30, 2023	1	$-	10,168,220	$10,166	$23,436,312	$-	$-	$(24,796,025)	$(1,349,547)

Stock based compensation and stock option expense	-	-	-	-	97,303	-	-	-	97,303

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	(301,529)	(301,529)
Balance September 30, 2023	1	$-	10,168,220	$10,166	$23,533615	$-	$-	$(25,097,554)	$(1,553,773)

3

	Series C
	Preferred Shares Outstanding	Preferred Par Amount	Common Shares Outstanding	Common Par Amount	Additional Paid-in Capital	Common Stock Shares to be Issued	Common Stock to be issued Par Amount	Accumulated Deficit	Total

Balance December 31, 2021	1	$-	8,141,965	$8,142	$21,741,403	6,478	$7,987	$(19,767,571)	$1,989,961

Payment of capital contribution	-	-	-	-	4,792	-	-	-	4,792

Stock based compensation and stock option expense	-	-	-	-	1,646,030	-	-	-	1,646,030

Common stock issued for services	-	-	266,667	267	682,819	-	-	-	683,086

Common stock issued for cash	-	-	1,530,889	1,531	342,919	-	-	-	344,450

Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	(3,118,601)	(3,118,601)
Balance September 30, 2022	1	$-	9,939,521	$9,940	$24,417,963	6,478	$7,987	$(22,886,172)	$1,549,718

	Series C
	Preferred Shares Outstanding	Preferred Par Amount	Common Shares Outstanding	Common Par Amount	Additional Paid-in Capital	Common Stock Shares to be Issued	Common Stock to be issued Par Amount	Accumulated Deficit	Total

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$-	$-	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	222,223	222	49,778	-	-	-	50,000

Stock based compensation and stock option expense	-	-	-	-	282,079	-	-	-	282,079

Net loss for Nine Months ended September 30, 2023	-	-	-	-	-	-	-	(1,213,756)	(1,213,756)
Balance September 30, 2023	1	$-	10,168,220	$10,166	$23,533,615	$-	$-	$(25,097,554)	$(1,553,773)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net Loss	$(1,213,756)	$(3,118,601)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	40,393	46,825
Depreciation	7,183	-
Allowance for doubtful accounts	-	3,636
Amortization of right of use asset, net	49,531	-
Amortization expense for prepaid expenses for consulting shares	65,351	-
Stock based compensation and stock option expense	282,079	2,329,116
Changes in operating assets and liabilities:
Accounts receivable	(45,950)	-
Prepaid expenses	(3,509)	(4,047)
Inventory	(65,950)	-
Interest receivable - Wonderleaf	-	(431)
Deposits	-	(1,416)
Accounts payable and accrued liabilities	535,200	141,113
Deferred revenue	2,936	-
Operating lease liability	(48,938)	(855)
Net Cash (used in) operating activities	(395,430)	(604,660)

Cash flows from investing activities
Advances to Wonderleaf	-	(12,000)
Note receivable Wonderleaf funded	-	(20,250)
Purchase of equipment	-	(7,202)
Net cash used in investing activities	-	(39,452)

Cash flow from financing activities
Payment of capital contribution	-	4,791
Payment of inventory earnout	(90,000)	-
Proceeds from issuance of note payable - related party	434,000	160,000
Proceeds from advances - related party	26,997	-
Repayment of note payable - related party	-	(2,500)
Proceeds from issuance of units	-	344,450
Net cash provided by financing activities	370,997	506,741

Net increase / (decrease) in cash	(24,433)	(137,371)
Cash at beginning of period	24,433	148,227
Cash at end of period	$-	$10,856

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Wonderleaf for fixed assets and license	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $395,430_ for the nine months ended September 30, 2023, and a working capital deficit of $851,602 and accumulated deficit of $25,097,554, as of September 30, 2023. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, and notes payable approximate their fair values as of September 30, 2023 and December 31, 2022, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company, the determination for charging off uncollectible receivables is made. At September 30, 2023 and December 31, 2022, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of September 30, 2023 and December 31, 2022, inventory amounted to $25,557, and $0 net of reserves, respectively, which consisted of finished goods of $0 and $0, and raw materials of $25,557 and $0, respectively.

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

License

License represents the Colorado license for distributing cannabis. The license has an indefinite useful life and the Company will test annually for impairment.

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

Our products are sold directly to licensed marijuana dispensaries in Colorado. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment or within 14 to 30 days.

At September 30, 2023, two customers amounted to 31.2% and 15.2%, or 46.4% of accounts receivable. During the year ended December 31, 2022 no customer amounted to over 10% of the total accounts receivable. During the three months ended September 30, 2023 one customer amounted to 25.8% of sales for the period. During the nine months ended September 30, 2023 one customer amounted to 33.3% of sales for the period During the three and nine months ended September 30, 2022 no individual customer amounted to over 10% of tota1 sales.

Cash Overdrafts

Cash Overdrafts represent disbursements in excess of cash balances on hand.

Deferred Revenue

Deferred Revenue represents serviced that was paid for but not delivered to the customer as of September 30, 2023.

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

Reclassification

Prior gross prepaid stock compensation and additional paid in capital presented in the 10Q for the period end September 30, 2022 have been reclassified to conform with the financials filed in the December 31, 2022 10K.

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 29,876 warrants and 1,023,341 options is anti-dilutive for the three and nine months ended September 30, 2023 as they are not in the money. The effect of 562.967 warrants and 1,023,842 options is anti-dilutive for the three and nine months ended September 30, 2022 as they are not in the money.

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

3. INVENTORY EARN-OUT

As described in Note 9, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of December 31, 2022 no amounts had been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the nine months ended September 30, 2023 the amount was paid.

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

Note 5 – Furniture and equipment.

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	September 30, 2023	December 31, 2022
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	$47,202	$7,202
Fixed assets, total	$49,947	$9,947
Total: accumulated depreciation	$(7,183)	$-
Fixed assets, net	$42,764	$9,947

Depreciation expense for the three and nine months ended September 30, 2023 and September 30, 2022 were $2,617, $7,183, $0 and $0 respectively.

6. NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $434,000. On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025 (the “Infinity Note”). In addition, repayment of the Infinity Note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of September 30, 2023 and December 31, 2022 the amount owed Infinity Management, LLC is $885,454 and $415,500, respectively.

During the nine month ended September 30, 2023 Infinity Management, LLC an affiliate of Michael Feinsod advanced the Company and additional $26,997.

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

Supplemental balance sheet information related to leases was as follows:

Lease term and discount rate were as follows:

September 30,
2023
Weighted average remaining lease term (years)	3.19
Weighted average discount rate	4%

The component of lease costs was as follows:

Nine months ended September 30,
2023
Operating lease cost	$57,294
Variable lease cost (1)	3,150
Total lease costs	$60,444

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

September 30,
2023
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of September 30, 2023:

Operating
Leases
2023	$16,641
2024	75,915
2025	79,380
2026	72,765
Thereafter	-
Total undiscounted lease payments	244,701
Less: Present value discount	(13,270)
Total Present value of lease liabilities	$231,431

Operating Leases	Classification	September 30, 2023
Right-of-use assets	Right of use assets	$226,381
Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	167,101
Total lease liabilities		$231,431

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of September 30, 2023 and December 31, 2022, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on September 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the three and nine months ended September 30, 2023 the Company recorded an expense of $21,544 and $43,328, respectively. As of September 30, 2023 and December 31, 2022 the Company had a prepaid stock award of $38,785 and $80,113.

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense of $1,104,928. For the three and nine months ended September 30, 2023 the Company recorded an expense of $21,544 and $43,328, respectively. As of September 30, 2023 and December 31, 2022 the Company had a prepaid stock award of $38,785 and $80,113.

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

The following table summarizes the warrant activities during the nine months ended September 30, 2023:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	438,723	5.03	0.36
Granted	-	-	-
Canceled or expired	(408,847)	0.95	-
Outstanding at September 30, 2023	29,876	$25.24	1.46 years
Exercisable at September 30, 2023	29,875	$25,.24	1.46 years
Intrinsic value at September 30, 2023		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three and nine months ending September 30, 2023 and 2022 the Company recorded $30,811, $92,433, $67,797 and $203,391 respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2023 and 2022 the Company recorded $61,621, $184,863, $135,594 and $406,782, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company issued to a consultant options to purchase 22,222 shares of common stock at an exercise price of $1.35. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2023 and 2022 the Company recorded $0, $0, $0 and $24,900, respectively of expenses associated with the vesting of these stock options.

On August 17, 2023, the Company issued to several employees options to purchase 222,500 shares of common stock at an exercise price of $0.20. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2023 and 2022 the Company recorded $4,871 and $4,871, respectively of expenses associated with the vesting of these stock options

The following table summarizes the option activities during the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	1,023,842	$2.67	8.95 years
Granted	222,500	$0.20	4.88 years
Canceled or expired	-	-
Exercised	-	-
Outstanding at September 30, 2023	1,246,341	$2.67	7.61 years
Exercisable at September 30, 2023	357,174	$2.19	8.19 years
Intrinsic value at September 30, 2023		$-

The future expense as of September 30, 2023 is $271,054.

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

During the nine months ended September 30, 2023, Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $434,000. As of September 30, 2023 and December 31, 2022 the amount owed Michael Feinsod is $849,500 and $415,500, respectively. All loans are payable upon demand. On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025. The note contains provisions whereby it is intended to be subordinate to any senior secured debt the Company may incur while it is outstanding. In addition, repayment of the note will be due in full out of the proceeds of a new debtor equity capital raise with net proceeds of more than $2,000,000. (See Note 6.)

During the nine months ended September 30, 2023 Infinity Management, LLC an affiliate of Michael Feinsod advanced the Company and additional $26,997. (See Note 6.)

As of September 30, 2023 Michael Feinsod is owed a total of $165,000 of accrued salary and accounts payable of $138,066.

10. COMMITMENTS AND CONTINGENCIES

In connection with a stock purchase agreement, on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3) such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the nine months ended September 30, 2023 the amount was paid.

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

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company’s chief executive officer, loaned the Company an additional $33,000.

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

Results of Operations for the three months ended September 30, 2023 and September 30, 2022

Sales

Sales during the three months ended September 30, 2023 were $244,408 compared to $0 for the three months ended September 30, 2022. The increase in sales was a direct result of the products we are producing after the purchase of WonderLeaf. The increase in sales was due to direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 was $146,000 compared to $0 for the three months ended September 30, 2022. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the three months September 30, 2023 and September 30, 2022 were $347,717 and $1,069,487, respectively. The decrease was mainly attributable to reduced stock-based compensation of $763,158 and was partially offset by increased salary expenses. Professional fees were $46,833 and $29,270, respectively for the three months ended September 30, 2023 and September 30, 2022. Consulting expenses were $0 and $35,750, for the three months ended September 30, 2023 and September 30, 2022, respectively.

Other Income / (Expenses)

During the three months ended September 30, 2023 and September 30, 2022 there were $(5,377) and $447, respectively associated with interest expense on loans and interest income on the note receivable from WonderLeaf.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2023 was $301,529, or $0.03 per share, compared to a net loss for the three months ended September 30, 2022 of $1,134,125 or $0.14 per share

Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

Sales

Sales during the nine months ended September 30, 2023 were $524,671 compared to $3,407 for the nine months ended September 30, 2022.

The increase in sales was a direct result of the products we are producing after the purchase of WonderLeaf. The increase in sales was due to direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 was $341,878 compared to $47,580 for the nine months ended September 30, 2022. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the nine months September 30, 2023 and September 30, 2022 were $1,179,598 and $2,861,938, respectively. The decrease was mainly attributable to a reduction of stock-based compensation of $2,047,237 and partially offset by increased payroll expenses. Professional fees were $171,259 and $119,118, respectively for the nine months ended September 30, 2023 and September 30, 2022. The increase in expenses was due to increased legal and accounting fees associated with the pending WonderLeaf, LLC acquisition. Consulting expense was $36,000 and $94,250, for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Other Income/ (Expenses)

During the nine months ended September 30, 2023 and September 30, 2022 there were $(6,692) and $878, respectively associated with interest expense on loans and interest income on the note receivable from WonderLeaf.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2023 was $1,213,756, or $0.12 per share, compared to a net loss for the nine months ended September 30, 2022 of $3,118,601, or $0.40 per share

Investing Activities

During the nine months ended September 30, 2023 and September 30, 2022 the Company loaned WonderLeaf a total of $0 and $20,000, respectively pursuant to promissory notes, advanced WonderLeaf $12,000 and purchased $7,202 of equipment.

Liquidity and Capital Resources

As of September 30, 2023, we had cash deficit of $2,949. Net cash used in operating activities for the nine months ended September 30, 2023 was $398,379. Our current liabilities as of September 30, 2023 were $925,281 and consisted of accounts payable and accrued liabilities of $828,069, and current portion of lease liability of $64,330 and notes payable related party of $26,997. As of September 30, 2022, we had cash of $10,856. Net cash used in operating activities for the nine months ended September 30, 2022 was $604,660.

During the nine months ended September 30, 2023, the Company borrowed an additional $434,000 in a Note payable from a related party.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended September 30, 2023 and the year ended December 31, 2022 and had a working capital deficit at September 30, 2023 and December 31, 2022. This raises substantial doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: January 16, 2024	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)