Form 10-K
period 2023-12-31
Bespoke Extracts, Inc.
filed 2024-04-18
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (720) 949-1143

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 million.

As of March 31, 2024, there were 10,168,552 shares of common stock, par value $0.001 per share, issued and outstanding.

Bespoke Extracts, Inc.

i

PART I

This Annual Report on Form 10-K may contain forward-looking statements. Such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations, and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Bespoke Extracts, Inc.” and “Bespoke” mean Bespoke Extracts, Inc. unless otherwise indicated.

Item 1. Business.

Background

Bespoke Extracts, Inc. is a Nevada corporation. The Company’s Common Stock (as hereinafter defined) is traded in the United States on the OTCQB (the “OTCQB”) under the symbol “BSPK.” The Company has one wholly-owned subsidiary, Bespoke Extracts Colorado, LLC (“Bespoke Colorado”).

Originally founded in 1988, Bespoke began operations in the cannabis industry in 2023 upon the acquisition of a state-licensed adult-use marijuana infused products business in Aurora, Colorado. The Company has since begun producing pre-rolled marijuana cigarettes, or “pre-rolls”. Currently, Bespoke owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Fresh Joints, Box-O-Joints, and Wee Joints, to licensed marijuana dispensaries across Colorado.

Our Corporate History

For information on the history of the Company and the development of the business prior to November, 2021, the month new management was appointed, see the information set forth under the headings “Business – Our Corporate History” in our Form 10-K that was filed with the SEC on April 27, 2023.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its historical CBD offerings, specifically regulated cannabis. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

In furtherance of its expanded strategy, on January 3, 2023, the Company closed on its acquisition of WonderLeaf assets and they are now owned and operated by Bespoke Colorado. Following the success of the Company’s cannabis efforts, the Company has discontinued its CBD efforts.

The Company’s expanded business plan may include the acquisition of related businesses in additional states which allow publicly traded companies to own and operate such businesses. Depending on the markets entered and state regulation, the Company’s plan may also include: asset purchases, management/consulting operating agreements, or similar agreements. The Company plans to use a combination of cash, shares of common or preferred stock, warrants, notes, or other financing vehicles to complete these acquisitions. There is no assurance any required financing for such acquisitions will be available on acceptable terms, or at all, or that we will complete any such acquisitions.

In addition, the acquisition of marijuana related businesses is subject to the approval of government authorities which license and regulate marijuana dispensaries in their applicable jurisdictions. No assurance can be given that any such approvals can be obtained.

WonderLeaf

The Company has developed a plan to potentially acquire and merge, or “roll up” direct plant-touching dispensaries, manufacturing facilities, and cannabis cultivation facilities with a target to be one of the highest quality craft cannabis businesses in Colorado.

Consistent with this strategy, on December 2, 2021, Bespoke Colorado, a newly formed wholly-owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, LLC (“WonderLeaf”), and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “Wonderleaf Purchase Agreement”). Pursuant to the Wonderleaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the Purchase Agreement.

In connection with the WonderLeaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”). Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. The Company also has an option to purchase the property underlying the lease for $600,000.

On January 3, 2023, the Company closed on its acquisition of WonderLeaf assets and they are now owned and operated by Bespoke Colorado.

Our Business--Overview

Since the change in management and control of the Company that occurred in November 2021, we now primarily operate within the regulated cannabis industry through Bespoke Colorado.

Branded Products

Since January 2023, the Company has offered cannabis products focusing on two primary categories:

●

Branded Products – We plan to pursue production of brands of pre-rolled joints and other processed marijuana products under newly created brand names.  We also plan to explore licensing existing brands from other states and produce them in Colorado.  For our branded product segment, we plan to purchase high quality marijuana, process and package the marijuana and re-sell it to licensed dispensaries. To this end, in January 2023, the Company launched Fresh Joints, a branded pre-roll.

We are a licensed operator in the recreational adult-use cannabis market in Colorado where we offer, and plan to expand, a portfolio of adult-use brands and products. We plan to expand our portfolio to include new cannabis products and formats. We believe that our expanding portfolio of brands, positions us with the ability to establish a leading position in the adult-use market in Colorado and other US states. Therefore, we are investing in brand building with our retailers, consumers, new product innovation, distribution, trade marketing and cannabis education to drive market share in the adult-use cannabis industry.

We are positioned to grow our brand portfolio to specifically meet the needs and preferences of different consumer segments of the adult-use cannabis market. We leverage our selection of strains to offer each consumer segment a different experience through its product and terpene profiles, while also focusing on the highest quality elements for each of these segments as it relates to price, potency and product assortment.

●	Processing Business- Given our investment in personnel and equipment, we are able to leverage our infrastructure and provide processing services for licensed cultivators and dispensaries. In these arrangements, the company earns a fee for each unit processed and delivered.

Supply, Manufacturing and Logistics

Our management believes that there is a consistent supply of high-quality cannabis available in the state of Colorado. Our management reviews daily price advertisements and quotes and plans out purchases of cannabis on a regular basis based on demand for the Company’s products.

The majority of our licensed cannabis business is processed electronically through a national data platform.

All of our products are tested by state-licensed independent third parties via issuance of a Certificate of Analysis (“COA”), for cannabinoid content and profile, microbiological content, heavy metal content, pesticide content, and residual solvent content. This ensures the consistency and quality of our product line and brand and compliance with state regulations.

Fulfillment of orders from customers is managed either directly by employees of the Company or by state licensed third-party logistics partners.

Federal and State Regulation of Cannabis

Below is a discussion of the federal and state-level regulatory regimes in the jurisdictions where the Company is currently operating through its subsidiary.

Federal illegality of Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. Schedule I controlled substances are federally illegal and the manufacturing, sale and use of cannabis is a violation of federal law.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a prosecution or enforcement priority for the Department of Justice.

On January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. Despite its rescission, as of December 31, 2022, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Attorney General Merrick Garland stated during his congressional testimony in February 2021, that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. In October 2022, President Joseph R. Biden, announced that marijuana scheduling under federal law would be reviewed, noting that marijuana is scheduled as more dangerous than fentanyl and methamphetamine, two substances that are driving an overdose epidemic in the country. In October 2022, President Biden also announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis.

As an industry best practice, the Company continues to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:

●	Our operations and our subsidiary operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough and other political/administrative divisions; to this end, we retain appropriately experienced legal counsel to help ensure compliance of such operations with applicable licensing requirements;

●	The cannabis-related activities adhere to the scope of the licensing obtained;

●	Our operating subsidiaries must pass a range of requirements, adhere to strict business practice standards and be subject to strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels;

●	We have implemented an inventory tracking system and necessary procedures to help ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products;

●	Our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and we are not engaged in any other illegal activity; and

●	We conduct reviews of products and product packaging to ensure that such products and product packaging comply with applicable regulations and contain necessary disclaimers about the contents of the products.

There have been efforts at reforming federal cannabis law. As of December 31, 2023, there were more than a dozen proposed congressional bills addressing myriad regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 29, 2022, the amendment was renewed as part of the Consolidated Appropriations Acts of 2023, H.R. 2617, which is effective through March 8, 2024.

The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. Regardless, cannabis remains illegal at the federal level. The U.S. federal government has always reserved the right to enforce federal law over the sale and disbursement of medical or adult-use cannabis, even if state law authorizes such sale and disbursement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis, there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business. Readers of this Form are strongly encouraged to carefully read all of the risk factors contained in Item 1A—“Risk Factors.”

Federal Law and Ability to Access Public and Private Capital

Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide services to businesses involved in the cannabis industry are currently not permitted to list securities on the U.S. securities exchanges. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets.

We do not generate adequate cash to fund our operations without raising additional capital through capital raising transactions. Our business plan continues to include growth, in the form of acquisitions and through facility expansion and improvements. Accordingly, we expect to raise additional capital, both in the form of debt and new equity offerings, during the next few years.

However, there can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Restricted Access to Banking and Other Financial Services

The United States Department of the Treasury’s Financial Crimes Enforcement Networks, which we refer to as “FinCEN”, issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to back cannabis businesses in compliance with federal enforcement priorities. These guidelines include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws.

However, the FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators for banks and other financial institutions and can be amended or revoked at any time. Thus, most banks and other financial institutions in the United States do not appear comfortable relying on this guidance to provide banking services to the cannabis industry. Banks and/or card networks may also refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. In addition, federal money laundering statutes and regulations under the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state in which it operates permits cannabis sales. The inability or limitation on our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

State Cannabis Law

State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with federal law. Although certain states and territories of the U.S. authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are criminal acts under the Controlled Substances Act. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding that may be brought against the Company.

As of December 31, 2023, 38 states, (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 21 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale.

Regulatory Environment in States Where We Operate

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A—“Risk Factors.”

Regulation of the Cannabis Market at State and Local Level

Colorado

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent.

Amendment 64 passed on November 6, 2012, which amended the state constitution to establish a cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult-use to the general public began on January 1, 2014.

Colorado License and Regulations

In Colorado, cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of marijuana cultivation facilities, product manufacturing facilities or retail stores facilities.

There are three principal license categories in Colorado: (1) cultivation, (2) product manufacturer and (3) medical center/retail store. Each facility is authorized to engage only in the type of activity for which it is licensed.

We hold a product manufacturing license and an Owner Entity license in the State of Colorado. We are also licensed by the county of Aurora.

Regulations for the production and sale of marijuana in Colorado are published through the Marijuana Enforcement Division of the Department of Revenue.

Competition

We believe we possess certain competitive strengths and advantages in the markets in which we plan to operate. Our management team has significant experience in cultivation, processing and retailing of cannabis throughout regulated markets. As we execute on our strategy, we believe this expertise enables us to potentially evaluate, acquire and operate business efficiently.

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

Our Headquarters

Our corporate headquarters is located at 12001 E. 33rd Avenue, Unit O, Aurora, CO. Our corporate internet website is www.bespokeextracts.com. The contents of the website are not part of this report.

Employees

As of the date of the filing of this report, we have 10 full-time employees. We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, and health insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

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

Risk Related to our Business and Industry

We have a history of operating losses, have a working capital deficit as of December 31, 2023, and we may not achieve or maintain profitability in the future.

As of December 31, 2023, we have an accumulated deficit of $25,366,641, a stockholders’ deficit of $1,724,557, and a working capital deficit of $997,118. We incurred a net loss of $1,482,843 for the year ended December 31, 2023. We may never achieve profitability or generate significant revenues.

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

Loss of our chief executive officer or president could limit our growth and negatively impact our operations.

We depend upon our chief executive officer, Michael Feinsod, and our president, Hunter Garth to a substantial extent. The loss of Mr. Feinsod or Mr. Garth could have a material adverse effect on our business, results of operations or financial condition.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance

As part of our enterprise risk management program, the Board of Directors (the “Board”) evaluates risks associated with cybersecurity threats on a regular basis. The Board and receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.

Through ongoing communications with these teams, the senior management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board when appropriate.

During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

Item 2. Properties.

We maintain our principal office at 12001 E. 33rd Avenue, Unit O, Aurora, CO., under a 5-year lease that commenced December 2021 (with an option to renew for an additional five-year term). Monthly rent started at $6,000. We believe that our existing facilities are suitable and adequate to meet our current business requirements. The lease contains an option to purchase the property for $600,000.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Period	Low Trading Price	High Trading Price	Volume
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$0.14	$0.27	496,613
Second Quarter (June 30, 2023)	$0.05	$0.38	1,079,501
Third Quarter (September 30, 2023)	$0.07	$0.20	212,612
Fourth Quarter (December 31, 2023)	$0.03	$0.20	763,472
Year Ended December 31, 2022
First Quarter (March 31, 2022)	$0.81	$1.40	93,117
Second Quarter (June 30, 2022)	$0.54	$1.20	46,511
Third Quarter (September 30, 2022)	$0.23	$1.12	175,778
Fourth Quarter (December 31, 2022)	$0.12	$0.53	120,006

Notes:	(1)	Source: OTCIQ
(2)	Any over-the-counter market quotations for our common stock on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of January 25, 2024, there were approximately 1,440 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides equity compensation plan information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,246,341	2.67	5,420,326
Total	1,246,341	2.67	5,420,326

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

Overview

We sell a produce and sell a line of high quality pre-rolled marijuana joints.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States. As of June 2023, the Company no longer operates within the CBD space.

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

	For the year ended	For the year ended
	December 31,	December 31,
	2023	2022

Sales	$785,453	$3,407
Cost of products sold	442,289	1,149
Gross Profit	343,164	2,258

Operating expenses:
Selling, general and administrative expenses	1,528,815	3,742,275
Professional fees	192,476	155,888
Consulting	36,000	124,750

Total operating expenses	1,754,291	4,022,913

Loss from operations	(1,471,978)	(4,020,655)

Other income / (expenses)
Interest income	(10,865)	931
Interest expense	-	197
Earnout expense	-	(15,000)
Reserve for notes receivable to Wonderleaf	-	(45,931)
Reserve for advances to Wonderleaf	-	(35,769)
Total other (expense) / income	(10,865)	(95,572)

Loss before income tax	(1,482,843)	(4,116,227)
Provision for income tax	-	-
Net Loss	$(1,483,843)	$(4,116,227)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,168,552	9,367,458

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.15)	$(0.44)

Results of Operations for the years ended December 31, 2023 and December 31, 2022

Sales

Sales during the year ended December 31, 2023 were $785,453 compared to $3,407 for the year ended December 31, 2022. The increase in sales was primarily a result of sales of Fresh Joints and related services.

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 and December 31, 2022 were $1,586,666 and $3,742,275, respectively. The decrease was mainly attributable to stock-based compensation of $2,995,500 during the year ended December 31, 2022 compared to $380,382 during the year ended December 31, 2023 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $192,476 and $155,888, respectively for the year ended December 31, 2023 and December 31, 2022. The increase in expenses was due to increased legal and accounting fees associated with the pending WonderLeaf, LLC acquisition. Consulting expense was $36,000 and $124,750, for the year ended December 31, 2023 and December 31, 2022, respectively. The decrease was primarily due to reduction in consulting expenses for sales and marketing during the year ended December 31, 2022.

Other Income

During the year ended December 31, 2023 there was $0 associated with interest income on the note receivable from WonderLeaf compared to interest income of $931 for the year ended December 31, 2022. During the year ended December 31, 2023 there was $10,865 of interest expense compared to interest expense of $197 for the year ended December 31, 2022. During the year ended December 31, 2022 there was $15,000 of earnout expense associated with inventory earnout agreement. During the year ended December 31, 2022 the Company recorded an reserve for notes of $45,931 and advances of $35,769.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2023 was $1,482,843, or $0.15 per share, compared to a net loss for the year ended December 31, 2022 of $4,116,227, or $0.44 per share

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $6,607. Net cash used in operating activities for the year ended December 31, 2023 was $415,198. Our current liabilities as of December 31, 2023 were $1,078,957 and consisted of accounts payable and accrued liabilities of $961,255, and current portion of lease liability of $64,330 and advance related party of $53,372. As of December 31, 2022, we had cash of $24,433. Net cash used in operating activities for the year ended December 31, 2022 was $798,067. Our current liabilities as of December 31, 2022 were $865,648 and consisted of accounts payable and accrued liabilities of $295,818, notes payable- related party of $415,500, an inventory earn-out of $90,000 and current portion of lease liability of $64,330.

During the year ended December 31, 2023 and 2022, the Company repaid $0 and $2,500, respectively of a note payable from a related party and borrowed an additional $434,000 an $415,500, respectively. In addition, the Company raised a total of $0 and $344,450, respectively from the sale of common stock and warrants during the years ended December 31, 2023 and 2022.

The consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended December 31, 2023 and the year ended December 31, 2022 and had a working capital deficit at December 31, 2023 and 2022. This raises substantial doubt about our ability to continue as a going concern for the next 12 months.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bespoke Extracts, Inc. (the Company) as of December 31, 2023, and 2022, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operating activities of $1,482,843 and $415,198, respectively, for the year ended December 31, 2023, and a working capital deficit and accumulated deficit of approximately $997,118 and $25,366,641, respectively, as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 18, 2024
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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$6,607	$24,433
Accounts receivable, net	45,226	-
Prepaid stock awards	9,206	80,113
Prepaid expense	5,000	7,186
Inventory, net	15,800	-
Total current assets	81,839	111,732

Furniture and equipment, net	40,979	9,947
License	10,000	-
Right of use asset	209,542	275,912
Deposits	12,000	12,000
Total assets	$354,360	$409,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$961,255	$295,818
Inventory earn-out	-	90,000
Advances - related party	53,372	415,500
Operating lease liability	64,330	64,330
Total current liabilities	1,078,957	865,648

Note payable - related party	849,500	-
Long-Term Operating Lease Liability	150,460	216,039
Total liabilities	2,078,917	1,081,687

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of December 31, 2023 and 2022, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 10,168,552 and 9,945,997 shares issued and outstanding as of December 31, 2023 and 2022, respectively	10,166	9,944
Additional paid-in capital	23,631,918	23,201,758
Accumulated deficit	(25,366,641)	(23,883,798)
Total stockholders’ deficit	(1,724,557)	(672,096)
Total liabilities and stockholders’ deficit	$354,360	$409,591

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022

Sales	$785,453	$3,407
Cost of products sold	442,289	1,149
Gross Profit	343,164	2,258

Operating expenses:
Selling, general and administrative expenses	1,586,666	3,742,275
Professional fees	192,476	155,888
Consulting	36,000	124,750
Total operating expenses	1,815,142	4,022,913

Loss from operations	(1,471,978)	(4,020,655)

Other income / (expenses)
Interest expense	(10,865)	197
Interest income	-	931
Earnout expense	-	(15,000)
Reserve for notes receivable to WonderLeaf	-	(45,931)
Reserve for advances to WonderLeaf	-	(35,769)
Total other (expense) / income	(10,865)	(95,572)

Loss before income tax	(1,482,843)	(4,116,227)
Provision for income tax	-	-
Net Loss	$(1,482,843)	$(4,116,227)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,168,552	9,367,458

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.15)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statement of Stockholders Deficit

For the years ended December 31, 2022 and 2023

	Preferred	Preferred	Common	Common	Additional	Common Stock	Common Stock
	Shares	Par	Shares	Par	Paid-in	Shares	to be issued	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	to be Issued	Par Amount	Deficit	Total

Balance December 31, 2021	1	$-	8,141,965	$8,142	$21,741,403	6,478	$7,987	$(19,767,571)	$1,989,961

Payment of capital contribution	-	-	-	-	4,793	-	-	-	4,793

Shares issued for services	-	-	6,478	6	7,981	(6,478)	(7,987)	-	-

Stock based compensation	-	-	266,667	267	1,104,660	-	-	-	1,104,927

Common stock issued for cash	-	-	1,530,887	1,529	342,921	-	-	-	344,450

Net loss for the year ended December 31, 2022	-	-	-	-	-	-	-	(4,116,227)	(4,116,227)

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$-	$-	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	222,223	222	49,778	-	-	-	50,000

Stock based compensation and stock option expense	-	-	-	-	380,382	-	-	-	380,382

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	(1,482,843)	(1,482,843)
Balance December 31, 2023	1	$-	10,168,552	$10,166	$23,631,918	$-	$-	$(25,366,641)	$(1,724,557)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,482,843)	$(4,116,227)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	40,393	-
Depreciation	8,968	-
Bad debt expense	-	3,636
Reserve for notes receivable and advances Wonderleaf		46,825
Interest receivable – WonderLeaf		81,700
Amortization of right of use asset, net	66,370	(931)
Amortization expense for prepaid consulting shares	70,907	-
Stock based compensation and stock option expense	380,382	2,955,500
Inventory earnout		15,000
Changes in operating assets and liabilities:
Accounts receivable	(45,226)	-
Prepaid expenses	2,186	(747)
Inventory	(56,193)	-
Accounts payable and accrued liabilities	665,437	213,086
Operating lease liability, net	(65,579)	4,091
Net Cash (used in) operating activities	(415,198)	(798,067)

Cash flows from investing activities
Advances to Wonderleaf	-	(35,769)
Note receivable Wonderleaf funded	-	(45,000)
Purchase of equipment	-	(7,202)
Net cash used in investing activities	-	(87,971)

Cash flow from financing activities
Payment of capital contribution	-	4,793
Payment of inventory earnout	(90,000)	-
Proceeds from issuance of note payable - related party	434,000	415,500
Proceeds from advances - related party	53,372	-
Repayment of note payable - related party	-	(2,500)
Proceeds from issuance of units	-	344,450
Net cash provided by financing activities	397,372	762,243

Net increase / (decrease) in cash	(17,826)	(123,795)
Cash at beginning of period	24,433	148,228
Cash at end of period	$6,607	$24,433

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Wonderleaf for fixed assets and license	$50,000	$-
Stock issued for prepaid consulting	$-	$116,499

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Nature of Business Operations

Bespoke Extracts, Inc. (the “Company”) is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), we operate a marijuana infused products production facility in Aurora, Colorado.

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

Principles of Consolidation

The accompanying consolidated unaudited financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Colorado. All inter-company balances have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $415,198 for the year ended December 31, 2023, and a working capital deficit of $997,118 and accumulated deficit of $25,366,641, as of December 31, 2023. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2023 and 2022, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, and notes payable approximate their fair values as of December 31, 2023 and 2022, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company, the determination for charging off uncollectible receivables is made. At December 31, 2023 and 2022, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively.

Inventory, Net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of December 31, 2023 and 2022, inventory amounted to $15,800, and $0 net of reserves, respectively, which consisted of finished goods of $0 and $0, and raw materials of $15,800 and $0, respectively.

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

At December 31, 2023, two customers amounted to 19.4% and 14.9%, or 34.3% of accounts receivable. During the year ended December 31, 2022 no customer amounted to over 10% of the total accounts receivable.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 29,876 warrants and 1,023,341 options is anti-dilutive for the year ended December 31, 2023 as they are not in the money. The effect of 438,723 warrants and 1,246,341 options is anti-dilutive for the year ended December 31, 2022 as they are not in the money.

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

3. INVENTORY EARN-OUT

As described in Note 9, in exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company, and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. As of December 31, 2022 no amounts had been paid. The inventory earn-out agreement was amended on November 11, 2022 such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the year ended December 31, 2023 the amount was paid.

4. NOTE RECEIVABLE

On January 19, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matured on January 18, 2023.

On February 8, 2022 the Company loaned WonderLeaf $10,000, pursuant to a promissory note. The note bears interest at 5% annually and matured on February 8, 2023.

On October 25, 2022 the Company loaned WonderLeaf $25,000, pursuant to a promissory note. The note bears interest at 5% annually and matured on February 8, 2023.

As of December 31, 2022 accrued interest on the notes receivable amounted to $931.

At December 31, 2022 the Company recorded a reserve of $45,931 for the promissory notes and accrued interest.

NOTE 5 – FURNITURE AND EQUIPMENT.

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	December 31, 2023	December 31, 2022
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	47,202	7,202
Fixed assets, total	49,947	9,947
Total: accumulated depreciation	(8,968)	-
Fixed assets, net	$40,979	$9,947

Depreciation expense for the years ended December 31, 2023 and 2022 were $8,968 and $0 respectively.

6. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5.0% interest bearing note due June 30, 2025 (the “Infinity Note”). In addition, repayment of the Infinity Note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of December 31, 2023 and 2022 the amount owed Infinity Management, LLC is $902,872 and $415,500, respectively.

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC. of $53,372.

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

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,

Lease term and discount rate were as follows:

December 31,
2023
Weighted average remaining lease term (years)	2.84
Weighted average discount rate	4%

The component of lease costs was as follows:

Year ended December 31,
2023
Operating lease cost	$76,392
Variable lease cost (1)	4,200
Total lease costs	$60,444

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Supplemental disclosures of cash flow information related to leases were as follows:

December 31,
2023
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2023:

Operating
Leases
2024	$75,915
2025	79,380
2026	72,765
Total undiscounted lease payments	228,060
Less: Present value discount	(13,090)
Total Present value of lease liabilities	$214,970

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Right of use assets	$209,542

Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	150,460
Total lease liabilities		$214,790

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of December 31, 2023 and 2022, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of December 31, 2023 and 2022, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on September 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of December 31, 2023 and 2022, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth. Pursuant to the employment agreement, Mr. Garth will serve as the Company’s president and will receive a base monthly salary of $8,000. The Company also granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, 500,000 shares of restricted common stock valued at $675,000 ($1.35 per share), which vested one year from the date of grant. During the year ended December 31, 2022 the Company fully amortized the prepaid balance associated with the stock based compensation. During the years ended December 31, 2023 and 2022 the amount was amortized $0 and $643,562, respectively.

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock valued at $1,350,000 ($1.35 per share), which vested one year from the date of grant. During the year ended December 31, 2022 the Company recorded $1,350,000 of prepaid expenses associated with the stock based compensation. During the years ended December 31, 2023 and 2022 the amount was amortized $0 and $1,287,123, respectively.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the year ended December 31, 2023 the Company recorded an expense of $70,907, respectively. As of December 31, 2023 and December 31, 2022 the Company had a prepaid stock award of $9,206 and $80,113.

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

The following table summarizes the warrant activities during the year ended December 31, 2023:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	344,445	6.30	0.90
Granted	382,722	1.80	0.75
Canceled	(288,444)	2.99
Outstanding at December 31, 2022	438,723	5.03	0.36
Granted	-	-	-
Canceled or expired	(408,847)	0.95	-
Outstanding at December 31, 2023	29,876	$25.24	1.21 years
Exercisable at December 31, 2023	29,875	$25,.24	1.21 years
Intrinsic value at December 31, 2023		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the year December 31, 2023 and 2022 the Company recorded $121,805 and $266,257, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model During the year ended December 31, 2023 and 2022 the Company recorded $243,609 and $532,513, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company issued to a consultant options to purchase 22,222 shares of common stock at an exercise price of $1.35. The options vest over a period of 3 months and have a term of 10 years. The options were valued at $30,000 using a Black-Scholes pricing model. During the year ended December 31, 2023 and 2022 the Company recorded $0 and $24,900, respectively of expenses associated with the vesting of these stock options.

On August 17, 2023, the Company issued to several employees options to purchase a total of 222,500 shares of common stock at an exercise price of $0.20. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the year ended December 31, 2023 the Company recorded $15,056 of expenses associated with the vesting of these stock options

The following table summarizes the option activities during the year ended December 31 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2021	1,023,842	2.67	10
Granted	-	-	-
Canceled or expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2022	1,023,842	$2.67	8.95 years
Granted	222,500	$0.50	4.88 years
Canceled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2023	1,246,341	$2.67	7.36 years
Exercisable at December 31, 2023	357,174	$2.19	7.94 years
Intrinsic value at December 31, 2023		$-

The future expense as of December 31, 2023 is $172,752.

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

During the year ended December 31, 2023, Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $487,372. As of December 31, 2023 and December 31, 2022 the amount owed Michael Feinsod is $902,872 and $415,500, respectively. All loans are payable upon demand.

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

As of December 31, 2023 Michael Feinsod is owed a total of $206,772 of accrued salary and accounts payable of $156,944

10. COMMITMENTS AND CONTINGENCIES

In connection with a stock purchase agreement, on October 28, 2021, a convertible debenture with an original issue date of December 24, 2019, as amended by Amendment No. 1 thereto, dated May 28, 2020, Amendment No. 2 thereto, dated August 21, 2020, Amendment No. 3 thereto, dated December 10, 2020, Amendment No. 4 thereto, dated January 15, 2021, Amendment No. 5 thereto, dated April 2, 2021, and Amendment No. 6 thereto, dated August 2, 2021 (as amended, the “Debenture”) with an original principal amount of approximately $400,000 was terminated, and all amounts due and payable thereunder forgiven pursuant to a cancellation and satisfaction of debenture agreement entered into between the Company and the Debenture holder (the “Debt Cancellation Agreement”). In exchange for cancellation of the debt owed under the Debenture, the Company transferred to the holder certain domain names and agreed to pay the holder, beginning December 1, 2021, and on a monthly basis through August 31, 2022, 40% of the operating profit generated from sale of the existing CBD inventory of the Company (the “Inventory Earn Out”), and on August 31, 2022, to make a final payment equal to an amount of $75,000 minus the total of the monthly payments made under the Inventory Earn Out. The inventory earn-out agreement was amended on November 11, 2022 (see Note 3) such that the final payment under the inventory earn out was increased to $90,000 (less any payments previously made) and was due February 28, 2023. During the year ended December 31, 2023 the amount was paid.

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

11. INCOME TAXES

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $1,689,837 and $1,443,258 against its net deferred taxes is necessary as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and December 31, 2022, respectively, the Company had approximately $7,293,000 and $6,277,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2033.

Tax returns for the years ended August 31, 2022, 2021, 2020, 2019, and 2018, are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2023	2022

Federal and state statutory taxes	(21.00)%	(25.00)%
Change in tax rate estimate	-%	-%
Permanent differences	3.52%	.28%
Change in valuation allowance	24.52%	24.72%
	-%	-%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2023 and 2022 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2023	2022
Deferred tax assets:
Inventory impairment	$21,179	$21,179
Bad debt expense	41,079	21,045
Net operating loss carryforward	1,650,169	1,401,034
Total deferred tax assets	1,712,427	1,443,258
Valuation allowance	(1,712,427)	(1,443,258)
Total net deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2023 and 2022 is set forth below:

	2023	2022

Net loss	$(363,620)	$(1,009,374)
Non-deductible expenses and other	94,451	756,935
Change in valuation allowance	269,170	252,756
Benefit from income taxes	$-	$-

12. SUBSEQUENT EVENTS

On February 16, 2024, the “Company” entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Rule 1065-1 Trading Plans. During the three months ended December 31, 2023 none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 1065-1 trading arrangement” or a “non-Rule 1065-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Michael Feinsod	53	Chief Executive Office and Chairman of the Board of Directors
Hunter Garth	35	President and Director

Michael Feinsod has served as our chief executive officer and chairman since November 2021. Mr. Feinsod is the managing member of Infinity Capital, LLC, an investment management company he founded in 1999. Mr. Feinsod was executive chairman of the board of General Cannabis Corporation from August 2014 through July 2020, and was a director of The Kingstone Companies, Inc. from 2008 through June 2015. Mr. Feinsod served as a director of Ameritrans Capital Corporation from December 2005 until July 2013. Previously, Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul Hastings LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

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

Terms of Office

Our directors are appointed for one-year terms in accordance with our charter documents and hold office until the earlier of (i) the next annual meeting of our shareholders, (ii) until they are removed from the board or (iii) until they resign.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to the fiscal year ended December 31, 2023 were complied with on a timely basis, except that a Form 4 was filed late by Michael Feinsod, resulting in three transactions not being reported on a timely basis.

Board Committees

We have not established any committees of the board of directors due to the small size of the Company and the board. We do not have an audit committee financial expert because we do not have the resources to retain one.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Bespoke Extracts, Inc. 12001 E. 33rd Avenue, Unit O, Aurora, CO, 80010 Attention: Chief Executive Officer.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.bespokeextracts.com.

Item 11. Executive Compensation.

The following table summarizes all compensation to our named executive officers during the years ended December 31, 2023 and December 31, 2022.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
Michael Feinsod	2023	$120,000	$-	$-	$-	$-	$120,000
Chief Executive Officer	2022	$120,000	$-	$1,287,123	$532,513	$-	$1,939,636

Hunter Garth	2023	$96,000	$-	$-	$28,523	$-	$124,523
President	2022	$96,000	$-	$643,562	$266,257	$-	$1,005,819

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2023.

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Michael Feinsod	444,445	222,222		$2.70	12/14/2031	-	$-	-	-
Hunter Garth	222,222	111,111	-	$2.70	12/14/2031	-	$-	-	-
	150,000	-	-	$0.20	08/17/2028	-	$-	-	-

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the company’s common stock and Series C Preferred Stock as of March 31, 2024 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 12001 E. 33rd Avenue, Unit O, Aurora, CO. The percentages in the table are based on 10,168,552 shares of common stock outstanding as of March 31, 2024, and have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of March 31, 2024. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

	Amount of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Executive Officers and Directors:
Michael Feinsod(1)(2)	2,564,112	24.2%
Hunter Garth(3)	872,000	7.9%
Officers and Directors as a group (2 persons):	3,436,112	31.3%
5% Holders:
Infinity Management, LLC (2)	1,015,112	9.9%

(1)	Includes 1,015,112 shares of common stock held by Infinity, and 444,444 shares underlying vested options. Mr. Feinsod is the managing member of Infinity and has voting and investment power over the securities of the Company held by Infinity. Infinity also holds 1 share of Series C Preferred Stock of the Company, which provides the holder with 51% of the voting power of the Company’s stockholders.

(2)	Represents shares held by Infinity Management, LLC (“Infinity”). The managing member of Infinity is Michael Feinsod. He has voting and dispositive power of these shares. Infinity also owns our 1 outstanding share of Series C Preferred Stock, which entitles the holder to 51% of the voting power of the Company’s stockholders.

(3)	Includes 372,000 shares underlying vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transaction

During the year ended December 31, 2023, Infinity Management, LLC, a company controlled by Michael Feinsod, the Company’s chief executive officer, was repaid $2,500 and advanced the Company $415,500 for operations. On September 26, 2023, the loans were consolidated into a note.

Director Independence.

Neither of our directors is independent as defined under Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2022 and 2023.

Period	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
Year ended December 31, 2022– Liggett & Webb, P.A.	$15,576	$-	$-	$-
Year ended December 31, 2022—Assurance Dimensions	$43,500	$-	$-	$-
Year ended December 31, 2023— Assurance Dimensions.	$41,339	$-	$-	$-

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

Tax Fees.  Tax Fees represent fees for preparation of tax returns.

All other fees. Liggett & Webb, P.A. and Assurance Dimensions and did not receive any other fees from us for the years ended December 31, 2023 and 2022.

The board of directors serves as the audit committee of the Company. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(1) Our financial statements are listed on page F-1 of this annual report.

(2) Financial statement schedules: None.

(b)  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Form 10-SB filed August 10, 2007)
3.2	Articles and Certificates of Merger (incorporated by reference to Form 10-SB filed August 10, 2007)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 19, 2012)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2014)
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed December 3, 2015)
3.6	Articles of Merger (incorporated by reference to 8-K filed March 10, 2017)
3.7	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed June 14, 2012)
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 7, 2020)
3.9	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed March 26, 2020)
3.10	Bylaws (incorporated by reference to Form 10-SB filed August 10, 2007)
3.11	Amendment to Bylaws (incorporated by reference to 8-K filed July 7, 2022)
4.1	Description of Registrant’s Securities (incorporated by reference to 10-K filed December 18, 2020)
10.1	Asset Purchase Agreement, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.2	Amendment No. 1 to Asset Purchase Agreement between Bespoke Extracts Colorado, LLC and WonderLeaf, LLC (incorporated by reference to 8-K filed December 8, 2021)
10.3	Lease, dated December 2, 2021, between Bespoke Extracts Colorado, LLC and WL Holdings, Ltd. (incorporated by reference to 8-K filed December 8, 2021)
10.4	Employment Agreement, dated December 14, 2021, between the Company and Michael Feinsod (incorporated by reference to 8-K filed December 15, 2021) ***
10.5	Employment Agreement, dated December 14, 2021, between the Company and Hunter Garth (incorporated by reference to 8-K filed December 15, 2021) ***
10.6	Form of Restricted Stock Award Agreement (incorporated by reference to 8-K filed December 15, 2021)
10.7	Bespoke Extracts, Inc. 2021 Equity Incentive Plan (incorporated by reference to 8-K filed December 15, 2021)
10.8	Form of Option Agreement (incorporated by reference to 8-K filed December 15, 2021)
10.9	Form of Purchase Agreement (incorporated by reference to 8-K filed January 3, 2022)
10.10	Form of Warrant (incorporated by reference to 8-K filed January 3, 2022)
10.11	Amendment No. 2 to Asset Purchase Agreement (incorporated by reference to 8-K filed July 7, 2022)
10.12	Amendment No. 3 to Asset Purchase Agreement (incorporated by reference to 8-K filed September 9, 2022)
10.13	Amendment No. 4 to Asset Purchase Agreement (incorporated by reference to 8-K filed November 3, 2022)
10.14	Amendment No. 1 to Inventory Earn Out Agreement (incorporated by reference to 8-K filed November 16, 2022)
10.15	Form of Purchase Agreement (incorporated by reference to 8-K filed February 20, 2024)
10.16	Form of Note (incorporated by reference to 8-K filed February 20, 2024)
10.17	Form of Warrant (incorporated by reference to 8-K filed February 2024)
14.1	Code of Ethics (incorporated by reference to 10-K filed December 14, 2018)
16	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed November 7, 2022)
21.1	Subsidiaries: Bespoke Extracts Colorado, LLC (Colorado)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith.

***	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BESPOKE EXTRACTS, INC.

Dated: April 18, 2024	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer and Director	April 18, 2024
Michael Feinsod	(principal executive, financial and accounting officer)

/s/ Hunter Garth	Director	April 18, 2024
Hunter Garth