Form 10-Q
period 2024-03-31
Bespoke Extracts, Inc.
filed 2024-07-02
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

720-949-1143

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

As of July 1, 2024, there were 10,168,552 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023

Assets
Current assets
Cash	$14,416	$6,607
Accounts receivable	43,125	45,226
Prepaid stock awards	6,104	9,206
Prepaid expense	1,250	5,000
Inventory, net	38,876	15,800
Total current assets	103,771	81,839

Furniture and equipment. Net	37,529	40,979
License	10,000	10,000
Right of Use Asset	192,536	209,542
Deposits	12,000	12,000
Total assets	$355,836	$354,360

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,137,298	$961,255
Notes payable -- secured (net of discount of $14,693)	85,307	-
Advances - related party	58,371	53,372
Operating lease liability	64,330	64,330
Total current liabilities	1,345,306	1,078,957

Note payable - related party	849,500	849,500
Long-Term Operating lease liability	133,652	150,460
Total liabilities	2,328,458	2,078,917

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 10,168,220 and 9,946,067 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10,166	10,166
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	23,697,971	23,631,918
Accumulated deficit	(25,680,759)	(25,366,641)
Total stockholders’ deficit	(1,972,622)	(1,724,557)
Total liabilities and stockholders’ deficit	$355,836	$354,360

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

	For the three months ended March 31,
	2024	2023

Sales	$260,428	$89,016
Cost of products sold	157,847	78,667
Gross Profit	102,581	10,349

Operating expenses
Selling, general and administrative expenses	347,859	374,515
Professional fees	57,525	61,204
Consulting	-	18,000
Total operating expenses	405,384	453,719

Loss from operations	(302,803)	(443,370)

Other income / (expenses)
Interest (expense) / income	(11,315)	2,750
Total other (expense) / income	(11,315)	2,750

Loss before income tax	(314,118)	(440,620)
Provision for income tax	-	-
Net Loss	$(314,118)	$(440,620)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,168,220	10,107,108

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statement of Stockholders Deficit

For The three months ended March 31, 2024 and March 31, 2023

	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	-	222	49,778	-	50,000

Stock option expense	-	-	-		92,432	-	92,432

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(440,620)	(440,620)
Balance March 31, 2023	1	$-	9,945,997	$10,166	$23,343,968	$(24,324,418)	$(970,284)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2023	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	15,635	-	15,635

Stock option expense	-	-	-	-	50,418	-	50,418

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(314,118)	(314,118)
Balance March 31, 2024	1	$-	10,168,220	$10,166	$23,697,971	$(25,680,759)	$(1,972,622)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities
Net Loss	$(314,118)	$(440,620)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	-	40,393
Depreciation	3,450	1,785
Amortization of right of use asset, net	17,006	16,348
Amortization expense for prepaid expenses for consulting shares	3,102	21,544
Amortization of debt discount	942	-
Stock based compensation and stock option expense	50,418	92,432
Changes in operating assets and liabilities:
Accounts receivable	2,101	(46,483)
Prepaid expenses	3,750	(19,170)
Inventory	(23,076)	(53,403)
Accounts payable and accrued liabilities	176,042	196,256
Operating lease liability, net	(16,808)	(16,150)
Net Cash (used in) operating activities	(97,191)	(207,068)

Cash flow from financing activities
Payment of inventory earnout		(90,000)
Proceeds from issuance of note payable - related party	-	277,000
Proceeds from advances - related party	5,000	-
Proceeds from secured notes payable	100,000	-
Net cash provided by financing activities	105,000	187,000

Net increase / (decrease) in cash	7,809	(20,068)
Cash at beginning of period	6,607	24,433
Cash at end of period	$14,416	$4,365

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Wonderleaf for fixed assets and license	$-	$50,000
Warrants issued for financing	$15,635	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $97,191 for the three months ended March 31, 2024, and a working capital deficit of $1,241,535 and accumulated deficit of $25,680,759, as of March 31, 2024. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Significant estimates include the assumption used in the valuation of equity-based transactions, valuation of intangible assets, allowance for provision for credit losses and inventory valuation and reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, and notes payable approximate their fair values as of March 31, 2024 and December 31, 2023, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for provision for credit losses for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased provision for credit losses.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. At March 31, 2024 and December 31, 2023, the Company has recorded an allowance for doubtful accounts of $0 and $0, respectively.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of March 31, 2024 and December 31, 2023, inventory amounted to $38,876, and $15,800 net of reserves, respectively, which consisted of finished goods of $0 and $0.

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

As of March 31, 2024 one customer accounted for approximately 42% of the total accounts receivable.

As of December 31, 2023, two customers amounted to 19.4% and 14.9% of accounts receivable.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 129,876 warrants and 1,570,341 options is anti-dilutive for the three months ended March 31, 2024 as they are not in the money.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

The Company did not adopt any new accounting pronouncements in the reporting period ended March 31, 2024.

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

NOTE 3 – FURNITURE AND EQUIPMENT.

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	March 31, 2024	December 31, 2023
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	47,202	47,202
Fixed assets, total	49,947	49,947
Total: accumulated depreciation	(12,418)	(9,968)
Fixed assets, net	$37,529	$40,979

Depreciation expense for the three months ended March 31, 2024 and 2023 were $3,450 and $1,785 respectively.

4. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5.0% interest bearing note due June 30, 2025 (the “Infinity Note”). In addition, repayment of the Infinity Note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of March 31, 2024 and December 31, 2023 the amount owed Infinity Management, LLC is $907,872 and $902,872, respectively.

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC. of $53,372. During the three months ended March 31, 2024 the Company received additional advances from Infinity Management, LLC. of $5,000.

5. NOTE PAYABLE – SECURED

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The options were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 105%, risk free interest rate of 4.64%, an expected life of 1 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

March 31, 2024
Note amount	$100,000
Debt discount	(15,635)
Amortization of debt discount	942
Notes payable, net	$85,307

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

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2024
Right-of-use assets	Right of use assets	$192,536

Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	133,652
Total lease liabilities		$197,982

Lease term and discount rate were as follows:

March 31,
2024
Weighted average remaining lease term (years)	3.69
Weighted average discount rate	4%

The component of lease costs was as follows:

March 31,
2024
Operating lease cost	$19,098
Variable lease cost (1)	1,050
Total lease costs	$20,148

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

March 31,
2024
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2023:

Operating
Leases
2024	$59,107
2025	79,380
2026	72,765
Total undiscounted lease payments	211,252
Less: Present value discount	(13,270)
Total Present value of lease liabilities	$197,982

7. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of March 31, 2024 and 2023, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of March 31, 2024 and 2023, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on September 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of March 31, 2024 and 2023, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the year ended December 31, 2023 the Company recorded an expense of $70,907, respectively. For the three months ended March 31, 2024 the Company recorded and expense of $3,102. As of March 31, 2024 and December 31, 2023 the Company had a prepaid stock award of $6,104 and $9,206.

Warrants

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11.

The following table summarizes the warrant activities during the three months ended March 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2023	29,876	25.24	1.21
Granted	324,000	.11	8.47
Canceled or expired	-	-	-
Outstanding at March 31, 2024	353,876	$1.00	7.61 years
Exercisable at March 31, 2024	242,376	$1.00	7.61 years
Intrinsic value at March 31, 2024		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three months ending March 31, 2024 and 2023 the Company recorded $12,318 and $30,811 respectively of expenses associated with the vesting of these stock options. (See notes 10 and 11).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model During the three months ended March 31, 2023 and 2022 the Company recorded $24,635 and $61,261, respectively of expenses associated with the vesting of these stock options. (See notes 10 and 11).

On August 17, 2023, the Company issued to several employees options to purchase a total of 222,500 shares of common stock at an exercise price of $0.20. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the three months ended March 31, 2024 the Company recorded $10,087 of expenses associated with the vesting of these stock options

On January 8, 2024, the Company issued to an employee options to purchase a total of 222,500 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were valued at $8,030 using a Black-Scholes pricing model. During the three months ended March 31, 2024 the Company recorded $1,065 of expenses associated with the vesting of these stock options

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the three months ended March 31, 2024 the Company recorded $1,594 of expenses associated with the vesting of these stock options

The following table summarizes the option activities during the three months ended March 31 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2023	1,246,341	$2.67	7.94 years
Granted	99,000	$0.22	4.88 years
Canceled or expired	-	-
Exercised	-	-
Outstanding at March 31, 2024	1,345,341	$2.08	7.11 years
Exercisable at March 31, 2024	690,508	$2.19	7.70 years
Intrinsic value at March 31, 2024		$-

The future expense as of March 31, 2024 is $143,723.

8. RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2023, Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $487,372. As of March 31, 2024 and December 31, 2023 the amount owed Michael Feinsod is $907,872 and $902,872, respectively. All loans are payable upon demand. During the three months ended March 31, 2024 an additional $5,000 was advanced.

On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025. The note contains provisions whereby it is intended to be subordinate to any senior secured debt the Company may incur while it is outstanding. In addition, repayment of the note will be due in full out of the proceeds of a new debtor equity capital raise with net proceeds of more than $2,000,000. (See Note 4.)

As of March 31, 2024 Michael Feinsod is owed a total of $253,938 of accrued salary and accounts payable of $156,944.

9. COMMITMENTS AND CONTINGENCIES

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

10. SUBSEQUENT EVENTS

Subsequent to March 31, 2024, Infinity Management, LLC, an affiliate of the Company’s chief executive officer, loaned the Company an additional $16,000.

On May 20, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11.

On June 6, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11.

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

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

Sales

Sales during the three months ended March 31, 2024 were $260,428 compared to $89,016 for the three months ended March 31, 2023. The increase in sales was due to increased direct sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 was $157,847 compared to $78,667 for the three months ended March 31, 2023. The increase was a direct result of the increase in sales. The decrease in cost of sales, as a percentage of sales, was due to increased efficiencies in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the three months March 31, 2024 and March 31, 2023 were $347,859 and $375,415, respectively. The decrease was mainly attributable to a reduction in stock based compensation of $50,418 for the three months ended March 31, 2024 compared to $92,432 for the three months ended March 31, 2023 and were partially offset by increase in salaries. Professional fees were $57,525 and $61,240, respectively for the three months ended March 31, 2024 and March 31, 2023. The decrease in expenses was due to decreased legal and accounting fees primarily associated with the WonderLeaf transaction in the prior period. Consulting expense was $0 and $18,000, for the three months ended March 31, 2024 and March 31, 2023, respectively.

Net Loss

Our net loss for the three months ended March 31, 2024 was $314,118 or $0.03 per share, compared to a net loss for the three months ended March 31, 2023 of $440,620, or $0.04 per share.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $14,416. Net cash used in operating activities for the three months ended March 31, 2024 was $97,191. Our current liabilities as of March 31, 2024 were $1,345,306 and consisted of accounts payable and accrued liabilities of $1,137,298, current portion of lease liability of $64,330 and notes payable related party of $85,307. As of March 31, 2023, we had cash of $4,635. Net cash used in operating activities for the three months ended March 31, 2023 was $207,068. Our current liabilities as of March 31, 2023 were $1,248,904 and consisted of accounts payable and accrued liabilities of $492,074 and current portion of lease liability of $64,330.

During the three months ended March 31, 2024 the Company borrowed an additional $5,000 from a related party. During the three months ended March 31, 2023 the Company borrowed an additional $277,000 from a related party and repaid $90,000 owed for an inventory earnout

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended March 31, 2024 and the year ended December 31, 2023 and had a working capital deficit at March 31, 2024 and December 31, 2023. This raises substantial doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: July 1, 2024	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)