Form 10-Q
period 2024-09-30
Bespoke Extracts, Inc.
filed 2024-11-13
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 8, 2024, there were 11,123,552 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$21,445	$6,607
Accounts receivable	46,083	45,226
Prepaid stock awards	-	9,206
Prepaid expense	12,295	5,000
Inventory, net	44,227	15,800
Total current assets	124,050	81,839

Furniture and equipment, net	33,959	40,979
License	10,000	10,000
Right of Use Asset	158,006	209,542
Deposits	12,000	12,000
Total assets	$338,015	$354,360

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,446,989	$961,255
Note payable	25,000	-
Notes payable -- secured (Net of discount of $14,606)	120,394	-
Advances-related party	61,872	53,372
Operating lease liability	73,523	64,330
Total current liabilities	1,727,778	1,078,957

Note payable - related party	849,500	849,500
Long-Term Operating Lease Liability	90,138	150,460
Total liabilities	2,667,416	2,078,917

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of September 30, 2024 and December 31,2023, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 11,123,220 and 9,946,067 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11,121	10,166
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	23,876,745	23,631,918
Accumulated deficit	(26,217,267)	(25,366,641)
Total stockholders’ deficit	(2,329,401)	(1,724,557)
Total liabilities and stockholders’ deficit	$338,015	$354,360

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Sales	$277,471	$244,408	$816,062	$521,671
Cost of products sold	162,476	146,000	492,369	341,878
Gross Profit	114,995	98,408	323,693	179,793

Operating expenses:
Selling, general and administrative expenses	290,723	347,717	964,467	1,179,598
Professional fees	16,070	46,883	104,070	171,259
Consulting	70,670	-	70,670	36,000
Total operating expenses	377,463	394,600	1,139,207	1,386,857

Loss from operations	(262,468)	(296,192)	(815,514)	(1,207,064)

Other income / (expenses)
Interest expense	(13,145)	(5,337)	(35,112)	(6,692)
Total other (expense) / income	(13,145)	(5,337)	(35,112)	(6,692)

Loss before income tax	(275,613)	(301,529)	(850,626)	(1,213,756)
Provision for income tax	-	-	-	-
Net Loss	$(275,613)	$(301,529)	$(850,626)	$(1,213,756)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,635,068	10,168,220	10,324,972	10,165,778

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statement of Stockholders Deficit

For The three and nine months ended September 30, 2024 and September 30, 2023

(Unaudited)

	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance June 30, 2023	1	$-	10,168,220	$10,166	$23,436,312	$(24,796,025)	$(1,349,547)

Stock option expense	-	-	-		97,303	-	97,303

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(301,529)	(301,529)
Balance September 30, 2023	1	$-	10,168,220	$10,166	$23,533,615	$(25,097,554)	$(1,553,773)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance June 30, 2024	1	$-	10,168,220	$10,166	$23,759,351	$(25,941,654)	$(2,172,137)

Stock option expense	-	-	-	-	47,679	-	47,679

Common stock issued for services	-	-	955,000	955	69,715	-	70,670

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(275,613)	(275,613)
Balance September 30, 2024	1	$-	11,123,220	$11,121	$23,876,745	$(26,217,267)	$(2,329,401)

	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	222,223	222	49,778	-	50,000

Stock option expense	-	-	-		282,079	-	282,079

Net loss for the nine months ended September 30, 2023	-	-	-	-	-	(1,213,756)	(1,213,756)
Balance September 30, 2023	1	$-	10,168,220	$10,166	$23,533,615	$(25,097,554)	$(1,553,773)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2023	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	20,231	-	20,231

Stock option expense	-	-	-	-	154,881	-	154,881

Common stock issued for services	-	-	955,000	955	69,715	-	70,670

Net loss for the nine months ended September 30, 2024	-	-	-	-	-	(850,626)	(850,626)
Balance September 30, 2024	1	$-	11,123,220	$11,121	$23,876,745	$(26,217,267)	$(2,329,401)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net Loss	$(850,626)	$(1,213,756)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	-	40,393
Depreciation	7,020	7,183
Amortization of right of use asset, net	51,536	49,531
Amortization expense for prepaid expenses for consulting shares	9,206	65,351
Amortization of debt discount	5,625	-
Stock based compensation and stock option expense	154,881	282,079
Stock issued for services	70,670
Changes in operating assets and liabilities:
Accounts receivable	(857)	(45,950)
Prepaid expenses	(7,295)	(3,509)
Inventory	(28,427)	(65,950)
Accounts payable and accrued liabilities	485,734	535,200
Deferred revenue	-	2,936
Operating lease liability, net	(51,129)	(48,938)
Net Cash (used in) operating activities	(153,662)	(395,430)

Cash flow from financing activities
Payment of inventory earnout		(90,000)
Proceeds from issuance of note payable - related party	-	434,000
Proceeds from advances - related party	8,500	26,997
Proceeds from note payable	25,000
Proceeds from secured notes payable	135,000	-
Net cash provided by financing activities	168,500	370,997

Net increase / (decrease) in cash	14,838	(24,433)
Cash at beginning of period	6,607	24,433
Cash at end of period	$21,445	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to WonderLeaf for fixed assets and license	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $153,662 for the nine months ended September 30, 2024, and a working capital deficit of $1,603,728 and accumulated deficit of $26,217,267, as of September 30, 2024. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, and notes payable approximate their fair values as of September 30, 2024 and December 31, 2023, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. At September 30, 2024 and December 31, 2023, the Company recorded a provision for credit losses of $0 and $0, respectively.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of September 30, 2024 and December 31, 2023, inventory amounted to $44,227, and $15,800 net of reserves, respectively, which consisted of raw materials of $44,227 and $15,800.

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

As of September 30, 2024 two customers amounted to 16.0% and 10.0% of the accounts receivable.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 164,876 warrants and 1,565,341 options is anti-dilutive for the Nine months ended September 30, 2024, as they are not in the money.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

The Company did not adopt any new accounting pronouncements in the reporting period ended September 30, 2024.

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

3. FURNITURE AND EQUIPMENT, NET

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	September 30, 2024	December 31, 2023
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	47,202	47,202
Fixed assets, total	49,947	49,947
Total: accumulated depreciation	(15,988)	(8,968)
Fixed assets, net	$33,959	$40,979

Depreciation expense for the three and nine months ended September 30, 2024 and 2023 were $2,618, $7,020, $2,617 and $7,183 respectively.

4. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5.0% interest bearing note due June 30, 2025 (the “Infinity Note”). In addition, repayment of the Infinity Note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of September 30, 2024 and December 31, 2023 the amount owed Infinity Management, LLC is $911,372 and $902,872, respectively.

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC of $53,372. During the nine months ended September 30, 2024 the Company received additional advances from Infinity Management, LLC of $8,500.

5. NOTE PAYABLE

On September 5, 2024, the Company entered into and closed on an unsecured note payable in the amount of $25,000. The note is non-interest bearing and payable upon demand. As of September 30, 2024 the amount owed on the loan is $25,000.

6. NOTE PAYABLE – SECURED

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 583%, risk free interest rate of 4.64%, an expected life of 1 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

On May 20, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 608%, risk free interest rate of 5.42%, an expected life of 1 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

On June 6, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 1 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

September 30, 2024
Note amount	$135,000
Debt discount	(20,231)
Amortization of debt discount	5,625
Notes payable, net	$120,394

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

Supplemental balance sheet information related to leases was as follows:

		September 30,
Operating Leases	Classification	2024
Right-of-use assets	Right of use assets	$158,006

Current lease liabilities	Current operating lease liabilities	73,523
Non-current lease liabilities	Long-term operating lease liabilities	90,138
Total lease liabilities		$163,661

Lease term and discount rate were as follows:

September 30,
2024
Weighted average remaining lease term (years)	3.19
Weighted average discount rate	4%

The component of lease costs was as follows:

September 30,
2024
Operating lease cost	$57,294
Variable lease cost (1)	3,150
Total lease costs	$60,444

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

September 30,
2024
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of September 30, 2024:

Operating
Leases
2024	$19,215
2025	79,380
2026	72,765
Total undiscounted lease payments	171,360
Less: Present value discount	(7,699)
Total Present value of lease liabilities	$163,661

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of September 30, 2024 and 2023, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of September 30, 2024 and 2023, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on September 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of September 30, 2024 and 2023, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the year ended December 31, 2023 the Company recorded an expense of $70,907, respectively. For the nine months ended September 30, 2024 the Company recorded and expense of $9,206. As of September 30, 2024 and December 31, 2023 the Company had a prepaid stock award of $0 and $9,206.

In August 2024 the Company issued a total of 955,000 shares of common stock valued at $70,670 ($0.074 per share) to several consultants and employees for services.

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

On May 20, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11

On June 6, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11.

The following table summarizes the warrant activities during the nine months ended September 30, 2024:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2023	29,876	25.24	1.21
Granted	135,000	0.15	1.18
Canceled or expired	-	-	-
Outstanding at September 30, 2024	164,876	$0.43	4.57 years
Exercisable at September 30, 2024	164,876	$0.43	4.57 years
Intrinsic value at September 30, 2024		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the three and nine months ending September 30, 2024 and 2023 the Company recorded $12,318, $36,953, $30,811 and $92,432 respectively of expenses associated with the vesting of these stock options. (See notes 11 and 12).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model During the three and nine months ended September 30, 2024 and 2023 the Company recorded $24,635, $73,905, $61,261 and $184,864, respectively of expenses associated with the vesting of these stock options. (See notes 11 and 12).

On August 17, 2023, the Company issued to several employees options to purchase a total of 222,500 shares of common stock at an exercise price of $0.20. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2024 the Company recorded $4,626, $26,269 $5,100 and $5,100, respectively of expenses associated with the vesting of these stock options

On January 8, 2024, the Company issued to an employee options to purchase a total of 225,000 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were valued at $8,030 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2024 the Company recorded $1,115 and $7,604, respectively of expenses associated with the vesting of these stock options

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the three and nine months ended September 30, 2024 the Company recorded $4,986 and $11,543, respectively and of expenses associated with the vesting of these stock options

The following table summarizes the option activities during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2023	1,246,341	$2.67	7.94 years
Granted	324,000	$0.22	4.67 years
Canceled or expired	(5,000)	0.22
Exercised	-	-
Outstanding at September 30, 2024	1,565,341	$1.81	6.61 years
Exercisable at September 30, 2024	690,508	$2.19	6.19 years
Intrinsic value at September 30, 2024		$-

The future expense as of September 30, 2024 is $46,095.

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

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC. of $53,372. During the nine months ended September 30, 2024 the Company received additional advances from Infinity Management, LLC. of $8,500.

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

As of September 30, 2024 Michael Feinsod is owed a total of $296,772 of accrued salary and accounts payable of $171,553.

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

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, Infinity Management, LLC, an affiliate of the Company’s chief executive officer, loaned the Company an additional $10,000.

Effective November 11, 2024 the Company and Infinity Management, LLC, agreed to extend the maturity of the Infinity Note until June 30, 2026.

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

Results of Operations for the three months ended September 30, 2024 and September 30, 2023

Sales

Sales during the three months ended September 30, 2024 were $277,471 compared to $244,408 for the three months ended September 30, 2023. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 was $162,476 compared to $146,000 for the three months ended September 30, 2023. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in the prices of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the three months September 30, 2024 and September 30, 2023 were $290,723 and $347,717, respectively. The decrease was mainly attributable to stock-based compensation of $47,679 for the three months ended September 30, 2024 compared to $97,303 for the three months ended September 30, 2023 and were partially offset by increase in salaries. Professional fees were $16,070 and $46,883, respectively for the three months ended September 30, 2024 and September 30, 2023. The decrease in expenses was due to decreased general legal fees. Consulting expense was $70,670 and $0, for the three months ended September 30, 2024 and September 30, 2023, respectively During the three months ended September 30, 2024 the Company issued common stock to several consultants valued at $70,670.

Net Loss

Our net loss for the three months ended September 30, 2024 was $275,613, or $0.03 per share, compared to a net loss for the three months ended September 30, 2023 of $301,529, or $0.03 per share.

Results of Operations for the nine months ended September 30, 2024 and September 30, 2023

Sales

Sales during the nine months ended September 30, 2024 were $816,062 compared to $572,671 for the nine months ended September 30, 2023. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 was $492,369 compared to $341,878 for the three months ended September 30, 2023. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints.

Operating Expenses

Selling, general and administrative expenses for the nine months September 30, 2024 and September 30, 2023 were $964,467 and $1,179,598, respectively. The decrease was mainly attributable to stock-based compensation of $154,811 for the nine months ended September 30, 2024 compared to $282,079 for the nine months ended September 30, 2023 and were partially offset by increase in salaries. Professional fees were $104,070 and $171,259, respectively for the nine months ended September 30, 2024 and September 30, 2023. The decrease in expenses was due to decreased general legal fees.. Consulting expense was $70,670 and $36,000, for the nine months ended September 30, 2024 and September 30, 2023, respectively During the nine months ended September 30, 2024 the Company issued common stock to several consultants valued at $70,670.

Net Loss

Our net loss for the nine months ended September 30, 2024 was $850,626, or $0.08 per share, compared to a net loss for the nine months ended September 30, 2023 of $1,213,756, or $0.12 per share.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $21,445. Net cash used in operating activities for the nine months ended September 30, 2024 was $153,662. Our current liabilities as of September 30, 2024 were $1,727,778 and consisted of accounts payable and accrued liabilities of $1,446,989, current portion of lease liability of $73,523, note payable of $25,000, secured notes payable of $120,394 and advances payable related party of $61,872. As of September 30, 2023, we had cash deficit of $2,949. Net cash used in operating activities for the nine months ended September 30, 2023 was $398,379. Our current liabilities as of September 30, 2023 were $925,281 and consisted of accounts payable and accrued liabilities of $828,069, and current portion of lease liability of $64,330 and notes payable related party of $26,997.

During the nine months ended September 30, 2024 the Company borrowed an additional $8,500 from a related party, $25,000 note payable and secured notes payable of $135,000. During the nine months ended September 30, 2023 the Company borrowed an additional $26,997 from a related party and repaid $90,000 owed for an inventory earnout in addition the Company borrowed an additional $434,000 in a Note payable from a related party.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended September 30, 2024 and the year ended December 31, 2023 and had a working capital deficit at September 30, 2024 and December 31, 2023. This raises substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides provision for credit losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

BESPOKE EXTRACTS, INC.

Dated: November 13, 2024	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)