Form 10-K
period 2024-12-31
Bespoke Extracts, Inc.
filed 2025-04-21
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $760,000.

As of March 27 2025, there were 11,153,220 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Originally founded in 1988, Bespoke began operations in the cannabis industry in 2023 upon the acquisition of a state-licensed adult-use marijuana infused products business in Aurora, Colorado. The Company has since begun producing pre-rolled marijuana cigarettes, or “pre-rolls”. Currently, Bespoke owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Fresh Joints, Doobskis, DutchBlunts, and Wee Joints, to licensed marijuana dispensaries across Colorado.

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

WonderLeaf

The Company has developed a plan to potentially acquire and merge, or “roll up” state licensed cannabis assets with a target to be one of the highest quality craft cannabis businesses in Colorado.

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

In connection with the WonderLeaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”). Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. The Company also has an option to purchase the property underlying the lease for $600,000. Effective December 31, 2024, the Lease was amended to provide for a reduced monthly base rent.

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

Branded Products

Since January 2023, the Company has offered cannabis products focusing on two primary categories:

●

Branded Products – We plan to pursue production of brands of pre-rolled joints and other processed marijuana products under newly created brand names.  We also plan to explore licensing existing brands from other states and produce them in Colorado.  For our branded product segment, we plan to purchase high quality marijuana, process and package the marijuana and re-sell it to licensed dispensaries. To this end, in January 2023, the Company launched Fresh Joints, a branded pre-roll. In 2024, the Company launched Doobskis and Dutch Blunts, both specialty pre-rolls.

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

On March 7, 2019, Democratic U.S. representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, but it has not passed in the U.S. Senate. On September 27, 2023, the Senate Banking Committee did pass the SAFER Banking Act on a bipartisan vote of 14-9. While the bill has yet to be brought to the Senate floor, the committee vote represents the first occasion a Senate Committee has successfully passed cannabis banking legislation. The bill faces an uncertain future in the current U.S. House of Representatives. The future passage of the bill is further complicated by the change in party control of, and the narrow majorities in both chambers of, the U.S. Congress. There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, or any similar legislation will be passed as previously proposed or at all.

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

As of December 31, 2024, 40 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia), have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale.

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

In addition, the Company experiences significant competition for its products from illicit operators who are not licensed pursuant to their state’s cannabis laws and regulations. Moreover, markets across the United States have seen the widespread proliferation of psychoactive hemp-based products. Most psychoactive hemp-based products on the market are derived from the chemical conversion of hemp-derived CBD. These products are marketed in a legal gray area due to ambiguities created in the Agriculture Improvement Act of 2018 (the “Farm Bill”) that effectively legalized hemp (cannabis containing less than 0.3% percent THC) on a national level (“Farm Bill compliant hemp products”). These psychoactive hemp-based products, including Farm Bill compliant hemp products, are frequently not manufactured and distributed in the U.S. by state-licensed cannabis processors and dispensaries. Instead, they are being manufactured and distributed by, for example, convenience stores, gas stations, smoke shops, head shops, and the Internet. These products do not appear to be subject to the testing, packaging, labeling, licensing and other requirements applicable to the Company’s products such as seed-to-sale tracking (which makes product recalls possible) and are being sold without state-mandated cannabis excise taxes applied, thus leading to significant price differentials with the Company’s products.

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

Employees

As of the date of the filing of this report, we have 8 full-time employees. We offer a comprehensive package of company-sponsored benefits to our employees. Eligibility depends on the full-time or part-time status and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, and health insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

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

Risk Related to our Business and Industry

We have a history of operating losses, have a working capital deficit as of December 31, 2024, and we may not achieve or maintain profitability in the future.

As of December 31, 2024, we have an accumulated deficit of $26,404,116, a stockholders’ deficit of $2,091,938, and a working capital deficit of $953,414. We incurred a net loss of $1,037,475 for the year ended December 31, 2024. We may never achieve profitability or generate significant revenues.

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

Newly Established and Developing Legal Regimes

Our business activities rely on newly established and/or developing laws and regulations in the states in which we operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under further scrutiny by the Food and Drug Administration, the SEC, the Department of Justice, the Financial Industry Regulatory Advisory and other regulatory authorities that supervise or regulate the production, distribution, sale and use of cannabis for medical and nonmedical purposes in the United States. It is impossible to determine the extent of the impact of new laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our business or the ability to raise additional capital.

Federal Regulation of Hemp-Based CBD & THC

Hemp products, including psychoactive hemp-derived products, are subject to state and federal regulation in respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from hemp, including CBD, THC and its various isomers (e.g., delta-8 THC, delta-9 THC, delta-10 THC, etc.), and other cannabinoids such as THC-A and THC-O (collectively, “THC Variants”). Hemp, as defined in the Farm Bill, is distinguishable from cannabis, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound Delta-9 THC.

As a result of the Farm Bill, federal law dictates that CBD and THC Variants derived from hemp are not controlled substances; however, products derived from hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of hemp and hemp-derived CBD and THC Variants. Some states explicitly authorize and regulate the production and sale of hemp-derived CBD and THC Variants or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities. Other states, however, maintain laws that do not distinguish between cannabis and hemp and/or hemp-derived CBD or THC Variants which results in hemp being classified as a controlled substance under certain state laws.

In addition, the Farm Bill preserves the authority and jurisdiction of the U.S. Food and Drug Administration under the Food Drug & Cosmetic Act (the “FD&C Act”) to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain hemp extracts and derivatives, such as CBD and THC Variants. The Food and Drug Administration has not evaluated or approved CBD or THC Variants, and therefore does not consider them to be GRAS (Generally Recognized as Safe) for use in foods. The Food and Drug Administration has also found that because CBD and THC are in certain drugs approved by Food and Drug Administration, they cannot be used in foods or dietary supplements. Accordingly, per the Food and Drug Administration, foods and dietary supplements containing CBD and THC Variants do not comply with the FD&C Act. Food and Drug Administration enforcement of its position has thus far been minimal and limited to sending warning letters to a relatively small number of companies.

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

We are subject to increased costs as a result of being a public company

As a public company in the United States, we are subject to the reporting requirements, rules and regulations under the applicable securities laws and rules of stock exchanges on which the Company’s securities may be listed. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.

We face costs of maintaining a public listing.

As a public company, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the te OTC require companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than it otherwise would have on communication and other activities typically considered important by publicly traded companies.

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

During the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

Item 2. Properties.

We maintain our principal office at 12001 E. 33rd Avenue, Unit O, Aurora, CO., under a 5-year lease that commenced December 2021 (with an option to renew for an additional five-year term). Monthly rent started at $6,000. We believe that our existing facilities are suitable and adequate to meet our current business requirements. The lease contains an option to purchase the property for $600,000. Effective December 31, 2024, we entered amended the lease to provide for monthly rent of $4,000 through the term of the lease.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Period	Low Trading Price	High Trading Price	Volume
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$0.02	$1.00	571,169
Second Quarter (June 30, 2024)	$0.05	$0.16	240,914
Third Quarter (September 30, 2024)	$0.03	$0.13	140,203
Fourth Quarter (December 31, 2024)	$0.06	$0.24	84,881
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$0.14	$0.27	496,613
Second Quarter (June 30, 2023)	$0.05	$0.38	1,079,501
Third Quarter (September 30, 2023)	$0.07	$0.20	212,612
Fourth Quarter (December 31, 2023)	$0.03	$0.20	763,472

Notes:	(1)	Source: OTCIQ

(2)	Any over-the-counter market quotations for our common stock on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 24, 2025, there were approximately 1,440 holders of record of our common stock, which excludes those stockholders holding stock in street name.

Dividend Policy

We have not declared or paid cash dividends on our common stock in the past, and we do not anticipate that we will pay cash dividends our common stock in the foreseeable future.

Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Repurchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides equity compensation plan information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,565,342	2.67	5,101,325
Total	1,565,342	2.67	5,101,325

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

Overview

We produce and sell a line of high quality pre-rolled marijuana joints. We also provide processing services associated with the production of joints for third parties.

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

	For the Years Ended December 31,
	2024	2023
Sales	$1,117,452	$785,453
Cost of products sold	664,517	442,289
Gross Profit	452,935	343,164

Operating expenses:
Selling, general and administrative expenses	1,279,361	1,586,666
Professional fees	97,532	192,476
Consulting	70,670	36,000
Total operating expenses	1,447,563	1,815,142

Loss from operations	(994,628)	(1,471,978)

Other income / (expenses)
Gain on rent forgiveness	17,226
Interest expense	(60,073)	(10,865)
Total other (expense) / income	(42,847)	(10,865)

Loss before income tax	(1,037,475)	(1,482,843)
Provision for income tax	-	-
Net Loss	$(1,037,475)	$(1,482,843)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,528,083	10,168,552

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.10)	$(0.15)

Results of Operations for the years ended December 31, 2024 and December 31, 2023

Sales

Sales during the year ended December 31, 2024 were $1,117,452 compared to $785,453 for the year ended December 31, 2023. The increase in sales was primarily a result of sales of Fresh Joints and related services.

Cost of Goods Sold

For the year ended December 31, 2024, the cost of goods sold (COGS) rose to $664,517, representing approximately 59% of sales, up from $442,289, or about 56% of sales, in 2023. This increase in the COGS-to-sales ratio reflects higher packaging and input costs for the company’s products. The overall rise in COGS was driven by increased prices for raw materials, packaging, and labor, particularly in the production of pre-rolled joints

Operating Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 and December 31, 2023 were $1,279,361 and $1,586,666, respectively. The decrease was mainly attributable to stock-based compensation of $268,193 during the year ended December 31, 2024 compared to $380,382 during the year ended December 31, 2023 and increase in salaries, partially offset by reduced marketing expenses. Professional fees were $97,532 and $192,476, respectively for the year ended December 31, 2024 and December 31, 2023. The decrease in expenses was due to decreased legal and accounting fees associated with the WonderLeaf, LLC acquisition. Consulting expense was $70,670 and $36,000, for the year ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to increased in consulting expenses for sales and marketing during the year ended December 31, 2024.

Other Income

During the year ended December 31, 2024 there was $17,226associated with gain on rent payable. During the year ended December 31, 2024 there was $60,073 of interest expense compared to interest expense of $10,865 for the year ended December 31, 2023 as a result of additional loans during the year ended December 31, 2024.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2024 was $1,037,475, or $0.10 per share, compared to a net loss for the year ended December 31, 2023 of $1,482,843, or $0.15 per share

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $60,305 Net cash used in operating activities for the year ended December 31, 2024 was $289,802. Our current liabilities as of December 31, 2024 were $1,118,671 and consisted of accounts payable and accrued liabilities of $958,276, and current portion of lease liability of $73.523and advance related party of $66,872 and a $20,000 Note Payable. As of December 31, 2023, we had cash of $6,607. Net cash used in operating activities for the year ended December 31, 2023 was $415,198. Our current liabilities as of December 31, 2023 were $1,078,957 and consisted of accounts payable and accrued liabilities of $961,255, and current portion of lease liability of $64,330 and advance related party of $53,372.

During the year ended December 31, 2024 the Company borrowed an additional $13,500 from a related party, $25,000 note payable, secured notes payable of $310,000 and repaid $5,000 of a note payable. During the year ended December 31, 2023 the Company borrowed an additional $53,372 from a related party and repaid $90,000 owed for an inventory earnout in addition the Company borrowed an additional $434,000 in a Note payable from a related party.

The consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the year ended December 31, 2024 and the year ended December 31, 2023 and had a working capital deficit at December 31, 2024 and 2023. This raises substantial doubt about our ability to continue as a going concern for the next 12 months.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors

Bespoke Extracts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bespoke Extracts, Inc. (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2024 and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2022

PCAOB # 5036

Coral Springs, Florida

April 21, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$60,305	$6,607
Accounts receivable, net	57,276	45,226
Prepaid stock awards	-	9,206
Prepaid expense	15,150	5,000
Inventory, net	32,526	15,800
Total current assets	165,257	81,839

Furniture and equipment	31,342	40,979
License	10,000	10,000
Right of Use Asset	140,489	209,542
Deposits	12,000	12,000
Total assets	$359,088	$354,360

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$958,276	$961,255
Note payable	20,000	-
Advances - related party	66,872	53,372
Operating lease liability	73,523	64,330
Total current liabilities	1,118,671	1,078,957

Long-Term liabilities
Notes payable – secured (Net of discount of $68,649)	241,351	-
Notes payable	169,000	-
Note payable - related party	849,500	849,500
Long-Term Operating Lease Liability	72,504	150,460
Total liabilities	2,451,026	2,078,917

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2024 and December 31,2023, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 11,153,220 and 10,168,220 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	11,151	10,166
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	24,301,027	23,631,918
Accumulated deficit	(26,404,116)	(25,366,641)
Total stockholders’ deficit	(2,091,938)	(1,724,557)
Total liabilities and stockholders’ deficit	$359,088	$354,360

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Sales	$1,117,452	$785,453
Cost of products sold	664,517	442,289
Gross Profit	452,935	343,164

Operating expenses:
Selling, general and administrative expenses	1,279,361	1,586,666
Professional fees	97,532	192,476
Consulting	70,670	36,000
Total operating expenses	1,447,563	1,815,142

Loss from operations	(994,628)	(1,471,978)

Other income / (expenses)
Gain on rent payable	17,226
Interest expense	(60,073)	(10,865)
Total other (expense) / income	(42,847)	(10,865)

Loss before income tax	(1,037,475)	(1,482,843)
Provision for income tax	-	-
Net Loss	$(1,037,475)	$(1,482,843)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	10,528,083	10,168,552

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.10)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statement of Stockholders Deficit

For The years ended December 31, 2023 and 2024

	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2022	1	$-	9,945,997	$9,944	$23,201,758	$(23,883,798)	$(672,096)

Purchase Wonderleaf	-	-	222,223	222	49,778	-	50,000

Stock option expense	-	-	-		380,382	-	380,382

Net loss for the year ended December 31, 2023	-	-	-	-	-	(1,482,843)	(1,482,843)
Balance December 31, 2023	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

	Series C
	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2023	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	77,984	-	77,984

Capital Contribution of salary - related party					321,772		321,772

Stock option expense	-	-	-	-	197,523	-	197,523

Common stock issued for services	-	-	985,000	985	71,830	-	72,815

Net loss for the year ended December 31, 2024	-	-	-	-	-	(1,037,475)	(1,037,475)
Balance December 31, 2024	1	$-	11,153,220	$11,151	$24,301,027	$(26,404,116)	$(2,091,938)

The accompanying notes are an integral part of these consolidated financial statements.

Bespoke Extracts, Inc

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023
Cash flows from operating activities
Net Loss	$(1,037,475)	$(1,482,843)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory reserve	-	40,393
Depreciation	9,637	8,968
Amortization of right of use asset, net	69,053	66,370
Amortization expense for prepaid expenses for consulting shares	9,206	70,907
Amortization of debt discount	9,335	-
Gain on rent forgiveness	(17,226)
Stock based compensation and stock option expense	197,523	380,382
Stock issued for services	72,815	-
Changes in operating assets and liabilities:
Accounts receivable	(12,050)	(45,226)
Prepaid expenses	(10,150)	2,186
Inventory	(16,726)	(56,193)
Accounts payable and accrued liabilities	505,019	665,437
Operating lease liability, net	(68,763)	(65,579)
Net Cash (used in) operating activities	(289,802)	(415,198)

Cash flow from financing activities
Payment of inventory earnout	-	(90,000)
Proceeds from issuance of note payable - related party		434,000
Proceeds from advances - related party	13,500	53,372
Proceeds from note payable	25,000
Repayments of notes payable	(5,000)	-
Proceeds from secured notes payable	310,000	-
Net cash provided by financing activities	343,500	397,372

Net increase / (decrease) in cash	53,698	(17,826)
Cash at beginning of period	6,607	24,433
Cash at end of period	$60,305	$6,607

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stock issued to Weonderleaf for fixed assets and license	$-	$50,000
Warrants issued for debt financing	$77,984	$-
Conversion of accounts payable to note payable	$169,000	$-

Forgiveness of accrued salary - related party	$321,772	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared, assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $289,802 for the year December 31, 2024, and a working capital deficit of $953,414 and accumulated deficit of $26,404,116, as of December 31, 2024. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

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

Segment reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07 - Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024.

The Company’s Chief Executive Officer serves as the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2024 and December 31, 2023, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, inventory, fixed assets, licenses, and other assets, accounts payable, accrued liabilities, and notes payable approximate their fair values as of December 31, 2024 and December 31, 2023, respectively, because of their short-term natures and the Company’s borrowing rate of interest.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. At December 31, 2024 and December 31, 2023, the Company recorded a provision for credit losses of $0 and $0, respectively.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out basis and net realizable value. Net realizable value is defined as sales price less cost of completion, disposition and transportation and a normal profit margin. As of December 31, 2024 and December 31, 2023, inventory amounted to $32,526, and $15,800 net of reserves, respectively, which consisted of raw materials of $32,526 and $15,800.

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

As of December 31, 2024 two customers amounted to 14.2% and 11.9% of the accounts receivable.

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

Net Income / (Loss) per Share

Basic income / (loss) per share amounts are computed based on net income / (loss) divided by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. The effect of 1,094,876 warrants and 1,565,342 options is anti-dilutive for the year ended December 31, 2024, as they are not in the money.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the title and position of the chief operating decision maker (“CODM”). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of depreciation and amortization, interest and joint venture expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company’s disclosures with no impact to its financial condition or results of operations

Income Taxes

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

3. FURNITURE AND EQUIPMENT, NET

Machinery and equipment consisted of the following at:

Schedule of Machinery and Equipment

	December 31, 2024	December 31, 2023
Furniture and equipment	$2,745	$2,745
Machinery and Equipment	47,202	47,202
Fixed assets, total	49,947	49,947
Total: accumulated depreciation	(18,605)	(8,968)
Fixed assets, net	$31,342	$40,979

Depreciation expense for the years ended December 31, 2024 and 2023 were $9,637and $8,968 respectively.

4. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2023, Infinity Management, LLC an affiliate of Michael Feinsod, the Company’s chief executive officer, loaned the Company an additional $469,954. On September 5, 2023 $849,500 of notes payable were converted into a 5.0% interest bearing note due June 30, 2025 (the “Infinity Note”), effective November 11, 2024 the Company and Infinity Management, LLC, agreed to extend the maturity of the Infinity Note until June 30, 2026. In addition, repayment of the Infinity Note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of December 31, 2024 and December 31, 2023 the amount owed Infinity Management, LLC is $916,372 and $902,872, respectively.

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC of $53,372. During the year ended December 31, 2024 the Company received additional advances from Infinity Management, LLC of $13,500.

5. NOTES PAYABLE

On September 5, 2024, the Company entered into and closed on an unsecured note payable in the amount of $25,000. The note is non-interest bearing and payable upon demand. During the year ended December 31, 2024 the Company repaid $5,000. As of December 31, 2024 the amount owed on the loan is $20,000.

On December 31, 2024 WL Holdings converted $169,000 of unpaid rent owed by Bespoke Colorado to WL as Landlord as of December 31, 2024, into a 10% promissory note maturing on December 31, 2030. The Company recognized a gain of $17,226 as a result of the conversion.

6. NOTE PAYABLE – SECURED

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 583%, risk free interest rate of 4.64%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 150,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621 The warrants were valued at $9,315 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

On May 20, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 608%, risk free interest rate of 5.42%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 30,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621 The warrants were valued at $1,863 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

On June 6, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 75,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621 The warrants were valued at $4,657 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

On December 19, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $175,000 in 15% Senior Secured Notes due June 30, 2026 and warrants to purchase an aggregate of 525,000 shares of common stock, for an aggregate purchase price of $175,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.62. The warrants were valued at $32,602 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 621%, risk free interest rate of 4.64%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount.

December 31, 2024
Note amount	$310,000
Debt discount	(77,984)
Amortization of debt discount	9,335
Notes payable, net	$241,351

7. LEASES

In connection with the WonderLeaf Purchase Agreement, Bespoke Colorado entered into a lease agreement (the “Lease”) with WL Holdings, Ltd. (“WL Holdings”) in December 2021. Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease and Wonderleaf Purchase Agreement, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000. The Lease grants the Company an option to purchase the property for $600,000. The Company has not decided whether it will exercise either option. On December 31, 2024 WL Holdings converted $169,000 of unpaid rent owed by the Bespoke Colorado to the Landlord as of December 31, 2024, into a promissory 10% promissory note maturing on December 31, 2030. The Company recognized a gain of $17,226 as a result of the conversion. Effective December 31, 2024, the Lease was amended to provide for a reduced monthly base rent of $4,000.

Supplemental balance sheet information related to leases was as follows

Lease term and discount rate were as follows:

December 31,
2023
Weighted average remaining lease term (years)	2.84
Weighted average discount rate	4%

The component of lease costs was as follows:

Year ended December 31,
2023
Operating lease cost	$76,392
Variable lease cost (1)	4,200
Total lease costs	$80,592

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Operating Leases	Classification	December 31, 2023
Right-of-use assets	Right of use assets	$209,542

Current lease liabilities	Current operating lease liabilities	64,330
Non-current lease liabilities	Long-term operating lease liabilities	150,460
Total lease liabilities		$214,790

		December 31,
Operating Leases	Classification	2024
Right-of-use assets	Right of use assets	$140,489

Current lease liabilities	Current operating lease liabilities	73,523
Non-current lease liabilities	Long-term operating lease liabilities	72,504
Total lease liabilities		$146,027

Lease term and discount rate were as follows:

December 31,
2024
Weighted average remaining lease term (years)	1.84
Weighted average discount rate	4%

The component of lease costs was as follows:

December 31,
2024
Operating lease cost	$76,392
Variable lease cost (1)	4,200
Total lease costs	$80,592

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

December 31,
2024
Cash paid for operating lease liabilities	$-

Maturities of lease liabilities were as follows as of December 31, 2024:

Operating
Leases
2025	$79,380
2026	72,765
Total undiscounted lease payments	152,145
Less: Present value discount	(6,118)
Total Present value of lease liabilities	$146,027

8. EQUITY

Common Stock and Preferred Stock

On December 5, 2022 the Company approved an amendment to its articles of incorporation to effect a 45-to-1 reverse split of our common stock effective January 13, 2023. All prior amounts equity amounts have been presented to reflect this reverse split.

As of December 31, 2024 and 2023, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of December 31, 2024 and 2023, respectively. The Company’s Certificate of Designation of Series B Preferred Stock was withdrawn by the Company on September 30, 2020. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of December 31, 2024 and 2023, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

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

Effective August 1, 2022, the Company issued an aggregate of 266,667 shares of common stock to employees and consultants for services, including 155,556 shares that vest immediately, 55,556 shares that vested one year from the grant date, and 55,556 shares that will vest two years from the grant date. During the year ended December 31, 2022 the Company recorded an expense $1,104,928. For the year ended December 31, 2023 the Company recorded an expense of $70,907, respectively. For the year ended December 31, 2024 the Company recorded and expense of $197,523. As of December 31, 2024 and December 31, 2023 the Company had a prepaid stock award of $0 and $9,206.

In August 2024 the Company issued a total of 955,000 shares of common stock valued at $70,670 ($0.074 per share) to several consultants and employees for services.

In December 2024 the Company issued a total of 30,000 shares of common stock valued at $2,460 ($0.072 per share) to employees for services.

During the year ended December 31, 2024 Mr. Feinsod forgave a total of $321,772 which was treated as a contribution of capital.

Warrants

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”), and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 300,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621

On May 20, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 30,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621

On June 6, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 75,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621

On December 19, 2024 the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $175,000 in 15% Senior Secured Notes due June 30, 2026 and warrants to purchase an aggregate of 525,000 shares of common stock, for an aggregate purchase price of $175,000. The warrants have a term of two years and an exercise price of $0.621.

The following table summarizes the warrant activities during the year ended December 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	438,723	5.03	0.36
Granted	-	-	-
Canceled	(408,847)	0.95
Outstanding at December 31, 2023	29,876	25.24	1.21
Granted	1,065,000	0.073	1.85
Canceled or expired	-	-	-
Outstanding at December 31, 2024	1,094,876	$0.62	1.49 years
Exercisable at December 31, 2024	1,094,876	$0.62	1.85 years
Intrinsic value at December 31, 2024		$-

Options

On December 14, 2021, the Company entered into an employment agreement with Hunter Garth, wherein the Company granted to Mr. Garth, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 333,333 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $450,000 using a Black-Scholes pricing model. During the years ended December 31, 2024 and 2023 the Company recorded $49,134 and $121,805 respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, wherein the Company granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. The options were valued at $900,000 using a Black-Scholes pricing model During the years ended December 31, 2024 and 2023 the Company recorded $98,266 and $243,609, respectively of expenses associated with the vesting of these stock options. (See notes 9 and 10).

On August 17, 2023, the Company issued to several employees options to purchase a total of 222,500 shares of common stock at an exercise price of $0.20. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the years ended December 31, 2024 and 2023 the Company recorded $16,041 and $15,056, respectively of expenses associated with the vesting of these stock options

On January 8, 2024, the Company issued to an employee options to purchase a total of 225,000 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were valued at $8,030 using a Black-Scholes pricing model. During the year ended December 31, 2024 the Company recorded $8,718 of expenses associated with the vesting of these stock options

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were valued at $44,306 using a Black-Scholes pricing model. During the year ended December 31, 2024 the Company recorded $16,528 of expenses associated with the vesting of these stock options

The following table summarizes the option activities during the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2022	1,023,842	2.67	8.95 years
Granted	222,500	0.50	-
Canceled or expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	1,246,342	$2.67	7.36 years
Granted	324,000	$0.22	4.88 years
Canceled or expired	(5,000)	.22
Exercised	-	-
Outstanding at December 31, 2024	1,565,342	$2.67	6.61 years
Exercisable at December 31, 2024	1,358,841	$2.19	5.97 years
Intrinsic value at December 31, 2024		$-

The future expense as of December 31, 2024 is $3,452.

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

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. During the year ended December 31, 2024 Mr. Feinsod forgave a total of $321,772 which was treated as a contribution of capital.

During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC. of $53,372. During the year ended December 31 2024 the Company received additional advances from Infinity Management, LLC. of $13,500.

On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025, effective November 11, 2024 the Company and Infinity Management, LLC, agreed to extend the maturity of the Infinity Note until June 30, 2026. The note contains provisions whereby it is intended to be subordinate to any senior secured debt the Company may incur while it is outstanding. In addition, repayment of the note will be due in full out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. (See Note 4.)

As of December 31, 2024 Michael Feinsod is owed a total of $0 of accrued salary and accounts payable of $171,553.

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

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. The Company also granted to Mr. Feinsod, pursuant to the Company’s 2021 Equity Incentive Plan, 1,000,000 shares of restricted common stock, which vested one year from the date of grant, and ten-year options to purchase 666,667 shares of common stock at an exercise price of $2.70 (representing a 120% premium over the closing price of the common stock on December 13, 2021). One-third of the options will vest on each yearly anniversary of the date of grant. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. During the year ended December 31, 2024 Mr. Feinsod forgave a total of $321,772 which was treated as a contribution of capital.

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

In March 2025, the Company was threatened with litigation by a former employee.   The employee has made allegations related to violations of the Colorado Wage Claim Act and alleged breach of contract and unpaid commissions.  The employee claims retaliatory termination and seeks damages, including statutory penalties and back/front pay. We believe that that any such potential claims, if asserted, would be without substantial merit. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by the former employee against the Company.  However, if the lawsuit is successful, it may have a material adverse effect on its business, operating results, financial condition or cash flows.

11. INCOME TAXES

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of approximately $1,899,004 and $1,712,427 against its net deferred taxes is necessary as of December 31, 2024 and 2023, respectively.

At December 31, 2024 and December 31, 2023, respectively, the Company had approximately $8,013,000 and $7,293,000 of U.S. net operating loss carryforwards remaining, which expire beginning in 2033.

Tax returns for the years ended August 31, 2023, 2021, 2021, 2020, and 2019, are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2024	2023
Federal and state statutory taxes	(21.00)%	(21.00)%
Change in tax rate estimate	-%	-%
Permanent differences	(3.52)%	(3.52)%
Change in valuation allowance	24.52%	24.52%
	-%	-%

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2024 and 2023 and recorded a full valuation allowance.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2024	2023
Deferred tax assets:
Inventory impairment	$21,179	$21,179
Bad debt expense	61,113	41,079
Net operating loss carryforward	1,816,712	1,650,169
Total deferred tax assets	1,899,004	1,712,427
Valuation allowance	(1,899,004)	(1,712,427)
Total net deferred tax assets	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2024 and 2023 is set forth below:

	2024	2023
Net loss	$(264,358)	$(363,620)
Non-deductible expenses and other	67,831	94,451
Change in valuation allowance	196,527	269,169
Benefit from income taxes	$-	$-

12. SUBSEQUENT EVENTS

On February 19, 2025, Bespoke Extracts Colorado, LLC (the “Bespoke Colorado”), a wholly owned subsidiary of the Company, entered into an Agreement for Conversion of Amounts Owed to Promissory Note and Agreement to Amend Lease (the “Agreement”) with WL Holdings, Ltd (the “Landlord”). The Agreement relates to that certain lease dated December 2, 2021 (the “Lease”) between Bespoke Colorado and WL Holdings, Ltd. Effective January 1, 2025, the base rent was reduced to $4,000 per month. Bespoke Colorado issued a promissory note (the “Note”) to the Landlord in the principal amount of $169,000. The Note reflects the conversion of $169,000 in unpaid rent owed by Bespoke Colorado to the Landlord under the Lease.  Pursuant to the Agreement, certain promissory notes previously issued by WL Holdings, Ltd to the Company, were cancelled effective December 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes of accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

b) Rule 1065-1 Trading Plans. During the three months ended December 31, 2024 none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 1065-1 trading arrangement” or a “non-Rule 1065-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K..

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports received by the Company, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to the fiscal year ended December 31, 2024 were complied with on a timely basis, except that two Form 4s were filed late by Michael Feinsod, resulting in nine transactions not being reported on a timely basis.

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

Item 11. Executive Compensation.

The following table summarizes all compensation to our named executive officers during the years ended December 31, 2024 and December 31, 2023.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Compensation	Total
		($)	($)	($)	($)	($)	($)
Michael Feinsod	2024	$120,000	$-	$-	$-	$-	$120,000
Chief Executive Officer	2023	$120,000	$-	$-	$-	$-	$120,000

Hunter Garth	2024	$96,000	$-	$-	$	$-	$96,000
President	2023	$96,000	$-	$-	$28,523	$-	$124,523

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2024.

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Michael Feinsod	666,667			$2.70	12/14/2031	-	$-	-	-
Hunter Garth	333,333		-	$2.70	12/14/2031	-	$-	-	-
	1.000,000	-	-	$2.70	08/17/2028	-	$-	-	-

Compensation of Directors

No director of the Company received any compensation for serving as director of the Company during the year ended December 31, 2024.

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

Unless otherwise indicated, the business address of each person listed is care of Bespoke Extracts, Inc., at 12001 E. 33rd Avenue, Unit O, Aurora, CO. The percentages in the table are based on 11,153,220 shares of common stock outstanding as of March 31, 2025, and have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of March 31, 2025. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

	Amount of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Executive Officers and Directors:
Michael Feinsod(1)(2)	3,157,779	26.7%
Hunter Garth(3)	1,283,333	11.0%
Officers and Directors as a group (2 persons):	4,441,112	36.1%
5% Holders:
Infinity Management, LLC(2)	1,015,112	9.1%

(1)	Includes 1,015,112 shares of common stock held by Infinity, and 666,667 shares underlying vested options. Mr. Feinsod is the managing member of Infinity and has voting and investment power over the securities of the Company held by Infinity. Infinity also holds 1 share of Series C Preferred Stock of the Company, which provides the holder with 51% of the voting power of the Company’s stockholders.

(2)	Represents shares held by Infinity Management, LLC (“Infinity”). The managing member of Infinity is Michael Feinsod. He has voting and dispositive power of these shares. Infinity also owns our 1 outstanding share of Series C Preferred Stock, which entitles the holder to 51% of the voting power of the Company’s stockholders.

(3)	Includes 483,333 shares underlying vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transaction

Infinity Management, LLC, a company controlled by Michael Feinsod, the Company’s chief executive officer, During the year ended December 31, 2023 the Company received additional advances from Infinity Management, LLC. of $53,372. During the year ended December 31 2024 the Company received additional advances from Infinity Management, LLC. of $13,500.

On September 5, 2023 $849,500 of notes payable were converted into a 5% interest bearing note due June 30, 2025, effective November 11, 2024 the Company and Infinity Management, LLC, agreed to extend the maturity of the Infinity Note until June 30, 2026. The note contains provisions whereby it is intended to be subordinate to any senior secured debt the Company may incur while it is outstanding. In addition, repayment of the note will be due in full out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000.

Director Independence.

Neither of our directors is independent as defined under Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2023 and 2024.

Period	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
Year ended December 31, 2023— Assurance Dimensions.	$41,339	$-	$-	$-
Year ended December 31, 2024—Assurance Dimensions	$43,500	$-	$-	$-

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

BESPOKE EXTRACTS, INC.

Dated: April 21, 2025	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer and Director	April 21, 2025
Michael Feinsod	(principal executive, financial and accounting officer)

/s/ Hunter Garth	Director	April 21, 2025
Hunter Garth