Form 10-Q
period 2025-03-31
Bespoke Extracts, Inc.
filed 2025-06-30
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of June 17, 2025, there were 11,153,220 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Consolidated Balance Sheets

  (Unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets
Cash	$30,365	$60,305
Accounts receivable, net	36,757	57,276
Prepaid expense	17,094	15,150
Inventory, net	38,904	32,526
Total current assets	123,120	165,257

Furniture and equipment	29,557	31,342
License	10,000	10,000
Right of Use Asset	73,448	140,489
Deposits	12,000	12,000
Total assets	$248,125	$359,088

Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$1,123,600	$958,276
Note payable	13,000	20,000
Note payable – related party	66,872	66,872
Operating lease liability	38,063	73,523
Total current liabilities	1,241,535	1,118,671

Long-Term liabilities
Notes payable -- secured (Net of discount of $73,056 and $68,649, respectively)	286,945	241,351
Notes payable	169,000	169,000
Note payable - related party	849,500	849,500
Long-Term Operating Lease Liability	35,345	72,504
Total liabilities	2,582,325	2,451,026

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2025 and December 31,2024, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 11,153,220 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11,151	11,151
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	24,319,286	24,301,027
Accumulated deficit	(26,664,637)	(26,404,116)
Total stockholders’ deficit	(2,334,200)	(2,091,938)
Total liabilities and stockholders’ deficit	$248,125	$359,088

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Sales	$263,159	$260,428
Cost of products sold	152,380	157,847
Gross Profit	110,779	102,581

Operating expenses:
Selling, general and administrative expenses	313,153	347,859
Professional fees	42,964	57,525
Total operating expenses	356,117	405,384

Loss from operations	(245,338)	(302,803)

Other income / (expenses)
Interest expense	(15,183)	(11,315)
Total other (expense) / income	(15,183)	(11,315)

Loss before income tax	(260,521)	(314,118)
Provision for income tax	-	-
Net Loss	$(260,521)	$(314,118)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	11,153,220	10,168,220

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.02)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statement of Stockholders Deficit

For The three months ended March 31, 2025 and March 31, 2024

(Unaudited)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2023	-	$-	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	-	-	15,635	-	15,635

Stock option expense	-	-	-	-	-		50,418	-	50,418

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(314,118)	(314,118)
Balance March 31, 2024	-	$-	1	$-	10,168,220	$10,166	$23,697,971	$(25,680,759)	$(1,972,622)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2024	-	$-	1	$-	11,153,220	$11,151	$24,301,027	$(26,404,116)	$(2,091,938)

Warrants issued with financing	-	-	-	-	-	-	15,299	-	15,299

Stock option expense	-	-	-	-	-	-	2,960	-	2,960

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(260,521)	(260,521)
Balance March 31, 2025	-	$-	1	$-	11,153,220	$11,151	$24,319,286	$(26,664,637)	$(2,334,200)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net Loss	$(260,521)	$(314,118)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,785	3,450
Amortization of right of use asset, net	9,998	17,006
Amortization expense for prepaid expenses for consulting shares	-	3,102
Amortization of debt discount	10,893	942
Stock based compensation and stock option expense	2,960	50,418
Changes in operating assets and liabilities:
Accounts receivable	20,519	2,101
Prepaid expenses	(1,944)	3,750
Inventory	(6,378)	(23,076)
Accounts payable and accrued liabilities	165,324	176,042
Operating lease liability, net	(15,576)	(16,808)
Net Cash used in operating activities	(72,940)	(97,191)

Cash flow from financing activities
Proceeds from notes payable - related party	-	5,000
Repayments of notes payable	(7,000)	-
Proceeds from secured notes payable	50,000	100,000
Net cash provided by financing activities	43,000	105,000

Net increase / (decrease) in cash	(29,940)	7,809
Cash at beginning of period	60,305	6,607
Cash at end of period	$30,365	$14,416

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Warrants issued for debt financing	$15,299	$15,635
Reduction in right of use asset and lease liability due to lease amendment	$57,043	$-

See the accompanying notes to the condensed consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Bespoke Extracts, Inc. is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), we operate a marijuana infused products production facility in Aurora, Colorado.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Extracts Colorado, LLC (collectively, the “Company”). All inter-company balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2024 Annual Report on Form 10-K (the “Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared, assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $72,940 for period ended March 31, 2025, and a working capital deficit of $1,118,415 and accumulated deficit of $26,664,637, as of March 31, 2025. This raises substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Significant estimates include the assumption used in the valuation of equity-based transactions, allowance for provision for credit losses and inventory valuation and reserves. Actual results could differ from those estimates.

Segment reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024.

The Company’s Chief Executive Officer serves as the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At March 31, 2025 and December 31, 2024, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, , accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The estimated fair value of the debt approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. As of March 31, 2025 and December 31, 2024, the Company had no recorded provision for credit losses.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less cost of completion, disposition and transportation and a normal profit margin. As of March 31, 2025 and December 31, 2024, consisted of raw materials of $38,904 and $32,526. As of March 31, 2025 and December 31, 2024, the Company had no recorded inventory reserves.

Revenue Recognition

We account for revenue in accordance with the FASB Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on the amount of consideration that we expect to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues.

Our products are sold directly to licensed marijuana dispensaries in Colorado. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment or within 14 to 30 days.

As of March 31, 2025 one customer amounted to 11.9% of the accounts receivable.

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

Net Income / (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock, using the treasury stock method for options and warrants the “if converted” method for convertible securities. For the three months ended March 31, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including 1,244,876 warrants and 1,542,842 options, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15, Segment Reporting.

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

2. NOTE PAYABLE – RELATED PARTY

Note payable, related party is due to Infinity Management, LLC, an affiliate of Michael Feinsod, the Company’s chief executive officer. The note payable bears interest at 5.0% in unsecured and matures June 30, 2026 interest is payable quarterly In addition, repayment of the note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of March 31, 2025 and December 31, 2024 the amount owed Infinity Management, LLC is $849,500 and $849,500, respectively. In additional as of March 31, 2025 and December 31, 2024 the Company has a non interest bearing demand note outstanding in the amount of $66,872 and $66,872, respectively.

3. NOTES PAYABLE

On September 5, 2024, the Company entered into and closed on an unsecured note payable in the amount of $25,000. The note is non-interest bearing and payable upon demand. During the year ended December 31, 2024 the Company repaid $5,000. During the three months ended March 31, 2025 the Company repaid as additional $7,000. As of March 31, 2025 and December 31, 2024 the amount owed on the loan is $13,000 and $20,000, respectively.

On December 31, 2024, the landlord, WL Holdings, Ltd. (“WL Holdings”), converted $169,000 of unpaid rent owed by Bespoke Colorado into a 10% promissory note maturing on December 31, 2030. Interest is payable quarterly. As of March 31, 2025 and December 31, 2024 the outstanding balance is $169,000.

4. NOTE PAYABLE – SECURED

On February 16, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $100,000 in 15% Senior Secured Notes due February 15, 2025 (the “Notes”) and warrants to purchase an aggregate of 100,000 shares of common stock, for an aggregate purchase price of $100,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were fair valued at $15,636 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 583%, risk free interest rate of 4.64%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method. On December 19, 2024, the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holders an additional warrants to purchase an aggregate of 150,000 shares of common stock. Interest is payable monthly. The warrants have a term of two years and an exercise price of $0.621 The warrants were fair valued at $9,315 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The fair value of the warrants were recorded as debt discount, which is amortized over the term of the note using the effective interest method. Per ASC 470-50-40-6, an exchange of debt instruments with substantially different terms is a debt extinguishment and shall be accounted for in accordance with paragraph 405-20-40-1. The debt instruments exchanged are deemed to be substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original debt instrument. In addition, the terms are automatically considered substantially different if an exchange of debt instruments adds a substantive conversion option. Per ASC 470-50-40-10, if the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instrument is not considered to be substantially different.  The Company determined the modification was less that 10% and is not considered to be substantially different.

On May 20, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $10,000 in 15% Senior Secured Notes due May 20, 2025 and warrants to purchase an aggregate of 10,000 shares of common stock, for an aggregate purchase price of $10,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were fair valued at $1,397 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 608%, risk free interest rate of 5.42%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 30,000 shares of common stock. Interest is payable monthly. The warrants have a term of two years and an exercise price of $0.621 The warrants were fair valued at $1,863 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The fair value of the warrants were recorded as debt discount, which is amortized over the term of the note using the effective interest method. Per ASC 470-50-40-6, an exchange of debt instruments with substantially different terms is a debt extinguishment and shall be accounted for in accordance with paragraph 405-20-40-1. The debt instruments exchanged are deemed to be substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original debt instrument. In addition, the terms are automatically considered substantially different if an exchange of debt instruments adds a substantive conversion option. Per ASC 470-50-40-10, if the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instrument is not considered to be substantially different.  The Company determined the modification was less that 10% and is not considered to be substantially different.

On June 6, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due June 6, 2025 and warrants to purchase an aggregate of 25,000 shares of common stock, for an aggregate purchase price of $25,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.11. The warrants were valued at $3,199 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 1 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount. On December 19, 2024 the Company entered into a new loan agreement extending the due date to June 30, 2026 and issuing the holder an additional warrants to purchase an aggregate of 75,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.621 The warrants were valued at $4,657 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 614%, risk free interest rate of 4.72%, an expected life of 2 years. The fair value of the warrants were recorded as debt discount, which is amortized over the term of the note using the effective interest method. Per ASC 470-50-40-6, an exchange of debt instruments with substantially different terms is a debt extinguishment and shall be accounted for in accordance with paragraph 405-20-40-1. The debt instruments exchanged are deemed to be substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original debt instrument. In addition, the terms are automatically considered substantially different if an exchange of debt instruments adds a substantive conversion option. Per ASC 470-50-40-10, if the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instrument is not considered to be substantially different.  The Company determined the modification was less that 10% and is not considered to be substantially different.

On December 19, 2024, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $175,000 in 15% Senior Secured Notes due June 30, 2026 and warrants to purchase an aggregate of 525,000 shares of common stock, for an aggregate purchase price of $175,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.062. The warrants were fair valued at $32,602 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 621%, risk free interest rate of 4.64%, an expected life of 2 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method.

On January 29, 2025, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $50,000 in 15% Senior Secured Notes due January 29, 2027 and warrants to purchase an aggregate of 150,000 shares of common stock, for an aggregate purchase price of $50,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants have a term of two years and an exercise price of $0.102. The warrants were fair valued at $15,299 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 569%, risk free interest rate of 4.21%, an expected life of 2 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method.

	March 31, 2025	December 31, 2024
Note amount	$360,000	$310,000
Debt discount	(93,283)	(77,984)
Amortization of debt discount	20,228	9,335
Notes payable, net	$286,945	$241,351

5. LEASES

In connection with the WonderLeaf Purchase , Bespoke Colorado entered into a lease agreement with WL Holdings, Ltd. (“WL Holdings”) in December 2021. Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000. The Lease grants the Company an option to purchase the property for $600,000. The Company has not decided whether it will exercise either option. Effective January 1, 2025, the Lease was amended to provide for a reduced monthly base rent of $4,000, which reduced the right of use asset and lease liability by $57,043.

Supplemental balance sheet information related to leases was as follows

Lease term and discount rate were as follows:

March 31,
2025
Weighted average remaining lease term (years)	1.67
Weighted average discount rate	10%

The component of lease costs was as follows:

Three Months ended March 31,
2025
Operating lease cost	$8,000
Variable lease cost (1)	4,200
Total lease costs	$12,200

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Operating Leases	Classification	March 31, 2025
Right-of-use assets	Right of use assets	$73,448

Current lease liabilities	Current operating lease liabilities	38,063
Non-current lease liabilities	Long-term operating lease liabilities	35,345
Total lease liabilities		$73,408

Maturities of lease liabilities were as follows as of March 31, 2025:

Operating
Leases
2025	$48,000
2026	32,000
Total undiscounted lease payments	80,000
Less: Present value discount	(6,592)
Total Present value of lease liabilities	$73,408

6. EQUITY

Common Stock and Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On December 14, 2021, the board of directors of the Company adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which up to an aggregate of 6,666,667 shares of common stock are available for issuance. Awards under the plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2021 Plan. Options awarded under the 2021 Plan are to have an exercise price of not less than 100% of the fair market value of the common stock on the grant date and a term of not more than ten years from the option grant date. As of March 31, 2025 and December 31, 2024, 266,667 shares of common stock have been issued under the 2021 Plan and are all vested.

Warrants

The following table summarizes the warrant activities during the three months ended March 31, 2025:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,094,876	0.62	1.49
Granted	150,000	0.10	1.92
Canceled or expired	-	-	-
Outstanding at March 31, 2025	1,244,876	$0.60	1.63 years
Exercisable at March 31, 2025	1,244,876	$0.60	1.63 years
Intrinsic value at March 31, 2025		$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0762 for the Company’s common stock on March 31, 2025.

Options

On January 8, 2024, the Company issued to an employee options to purchase a total of 225,000 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were fair valued at $8,919 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 392%, risk free interest rate of 4.82%, an expected life of3 years.. During the three months ended March 31, 2025 and 2024 the Company recorded $201 and $5,374 of expenses associated with the vesting of these stock options. As of March 31, 2025 the options were fully vested.

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were fair valued at $44,306 using a Black-Scholes pricing model model with the following assumptions: dividend yield of 0%, annual volatility of 350%, risk free interest rate of 4.94%, an expected life of 4 years... During the three months ended March 31, 2025 and 2024 the Company recorded $2,759 and $1,594of expenses associated with the vesting of these stock options. As of March 31, 2025 the options were fully vested.

The following table summarizes the option activities during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,565,342	$2.67	6.61 years
Granted	-	$-	-
Canceled or expired	(22,500)	.22
Exercised	-	-
Outstanding at March 31, 2025	1,542,842	$1.81	5.76 years
Exercisable at March 31, 2025	1,542,842	$1.81	5.73 years
Intrinsic value at March 31, 2025		$-

 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.0762 for the Company’s common stock on March 31, 2025.

The future expense as of March 31, 2025 is $0.

7. RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024 Michael Feinsod is owed a total of $30,000 and $0 of accrued salary and accounts payable mainly for travel related expenses of $161,553 and $171,553, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. As of March 31, 2025, the Company owed accrued salary of $30,000.

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

9. SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net income (loss):

	Three Months ended March 31
	2025	2024
Revenues
Product and other sales	$263,159	$260,428
Total revenues	263,159	260,428
Cost of revenues
Product and other sales	152,380	157,847
Total cost of revenues	152,380	157,847
Gross profit	110,779	102,581

Operating expenses
Research and development	8,623	-
Professional Fees	42,694	57,525
General and administrative	304,800	347,859
Total operating expenses	356,117	405,384
Net loss from operations	(245,338)	(302,803)

Other income (expenses)
Interest income	-	-
Interest expense and bank charges	(15,183)	(11,315)
Total other income (expenses)	(15,183)	(11,315)
Net income (loss) before income taxes	(260,521)	(314,118)
Income taxes	—	—
Net income (loss)	$(260,521)	$(314,118)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: includes costs related to new product development, including product processing and blending techniques.

●	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

●	Sales and Marketing: includes personnel costs and other sales related expenses.

●	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

●	Geographic Revenue Information: For the three months ended March 31, 2025 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. For the three months ended March 31, 2024 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. Refer to Note 9.

●	Major Customers:. The Company had three customers that accounted for 16.9% of revenue and 8.6% of net accounts receivable for the three months ended March 31, 2025. In addition, the Company had three customers that accounted for 25.1% of revenue for the three months ended March 31, 2024 and 41.4% of net accounts receivable as of December 31, 2024. Refer to Note 9.

10. SUBSEQUENT EVENTS

On June 5, 2025, a vendor sued Bespoke Extracts Colorado, LLC in Colorado state court, alleging non-payment of approximately $34,000 for packaging products from an open account. The Company plans to defend the lawsuit and has fully reserved for the amount.

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

Overview

Through our wholly owned subsidiary, Bespoke Extracts Colorado, LLC, we operate a marijuana infused products manufacturing facility in Colorado.

In November 2021, new management of the Company was appointed and the Company began to focus on other complimentary lines of business to its CBD offerings. Under our new management team, we plan to expand the Company’s focus to regulated cannabis markets in the United States.

On December 2, 2021, Bespoke Extracts Colorado, LLC, a newly formed wholly owned subsidiary of the Company entered into an asset purchase agreement with WonderLeaf, and on December 7, 2021, Bespoke Colorado and WonderLeaf entered into an amendment to such asset purchase agreement (as amended, the “WonderLeaf Purchase Agreement”). Pursuant to the WonderLeaf Purchase Agreement, Bespoke Colorado agreed to purchase from WonderLeaf, and WonderLeaf agreed to sell to Bespoke Colorado, certain assets of WonderLeaf, including a license to manufacture marijuana-infused products, existing inventory, and extraction equipment and ancillary items, all as further set forth in the WonderLeaf Purchase Agreement, for a purchase price of $50,000, to be paid in shares of common stock of the Company. The Company issued a total of 222,223 shares of common stock ($0.225 per share), the fair market value on the date of issuance.

Beginning January 1, 2025, we rebranded our product offerings in Colorado as The Joint Company.

Results of Operations for the three months ended March 31, 2025 and March 31, 2024

Sales

Sales during the three months ended March 31, 2025 were $263,159 compared to $260,428 for the three months ended March 31, 2024. The increase in sales was due to increased direct sales of branded pre-rolled joints and joint production services to licensed dispensaries in Colorado.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 was $152,380 compared to $157,847 for the three months ended March 31, 2024. The decrease was a primarily a result of increased efficiencies in production of pre-rolled joints, partially offset by increased packaging and testing costs, primarily attributable to the development and launch of new products. The decrease in cost of sales, as a percentage of sales, was due increased efficiencies in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints and offset by increased marketing and sampling efforts for the launch of new products.

Operating Expenses

Selling, general and administrative expenses for the three months March 31, 2025 and March 31, 2024 were $313,153 and $347,859, respectively. The decrease was mainly attributable to a reduction in stock based compensation of $2,960 for the three months ended March 31, 2025 compared to $50,418 for the three months ended March 31, 2024 and as well as a decrease in salaries. Professional fees were $42,964 and $57,525, respectively for the three months ended March 31, 2025 and March 31, 2024. The decrease in expenses was due to decreased legal and accounting fees.

Net Loss

Our net loss for the three months ended March 31, 2025 was $260,521 or $0.02 per share, compared to a net loss for the three months ended March 31, 2024 of $314,118, or $0.03 per share.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $30,365. Net cash used in operating activities for the three months ended March 31, 2025 was $72,940. Our current liabilities as of March 31, 2025 were $1,241,535 and consisted of accounts payable and accrued liabilities of $1,123,600, advances from related party of $66,872, current portion of lease liability of $38,083 and notes payable related party of $13,000. As of March 31, 2024, we had cash of $14,416. Net cash used in operating activities for the three months ended March 31, 2024 was $97,191. Our current liabilities as of March 31, 2024 were $1,345,306 and consisted of accounts payable and accrued liabilities of $1,137,298, current portion of lease liability of $64,330 and notes payable related party of $85,307.

During the three months ended March 31, 2025 the Company borrowed an additional $50,000 from an unrelated party and made repayments of notes payable of $7,000. During the three months ended March 31, 2024 the Company borrowed an additional $5,000 from a related party.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the three months ended March 31, 2025 and the year ended December 31, 2024 and had a working capital deficit at March 31, 2025 and December 31, 2024. This raises substantial doubt about our ability to continue as a going concern.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in lawsuits incidental to its business, including litigation related to employment and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. Other than as disclosed herein, as of March 31, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

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

BESPOKE EXTRACTS, INC.

Dated: June 30, 2025	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)