Form 10-Q
period 2025-06-30
Bespoke Extracts, Inc.
filed 2025-08-27
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 26, 2025, there were 11,153,220 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024

Assets
Current assets
Cash	$1,363	$60,305
Accounts receivable, net	101,007	57,276
Prepaid expense	10,645	15,150
Inventory, net	41,721	32,526
Total current assets	154,736	165,257

Furniture and equipment, net	27,104	31,342
License	10,000	10,000
Right of Use Asset	63,198	140,489
Deposits	12,000	12,000
Total assets	$267,038	$359,088

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,344,241	$958,276
Note payable	15,000	20,000
Advances - related party	66,872	66,872
Operating lease liability	59,353	73,523
Total current liabilities	1,485,466	1,118,671

Long-Term liabilities
Notes payable -- secured (Net of discount of $61,427 and $68,649, respectively)	298,573	241,351
Notes payable	169,000	169,000
Note payable - related party	849,500	849,500
Long-Term Operating Lease Liability	3,805	72,504
Total liabilities	2,806,344	2,451,026

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 0 share issued and outstanding as of June 30, 2025 and December 31,2024, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 11,153,220 and 11,153,220 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11,151	11,151
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	24,319,286	24,301,027
Accumulated deficit	(26,869,743)	(26,404,116)
Total stockholders’ deficit	(2,539,306)	(2,091,938)
Total liabilities and stockholders’ deficit	$267,038	$359,088

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$390,553	$278,163	$653,712	$538,591
Cost of products sold	193,054	172,046	345,434	329,893
Gross Profit	197,499	106,117	308,278	208,698

Operating expenses:
Selling, general and administrative expenses	337,625	325,885	650,778	673,744
Professional fees	21,832	30,475	64,796	88,000
Total operating expenses	359,457	356,360	715,574	761,744

Loss from operations	(161,958)	(250,243)	(407,296)	(553,046)

Other income / (expenses)
Interest expense	(43,148)	(10,652)	(58,331)	(21,967)
Total other (expense) / income	(43,148)	(10,652)	(58,331)	(21,967)

Loss before income tax	(205,106)	(260,895)	(465,627)	(575,013)
Provision for income tax	-	-	-	-
Net Loss	$(205,106)	$(260,895)	$(465,627)	$(575,013)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	11,153,220	10,168,220	11,153,220	10,168,220

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statement of Stockholders Deficit

For The three and six months ended June 30, 2025 and June 30, 2024

(Unaudited)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance March 31, 2024	-	$-	1	$-	10,168,220	$10,166	$23,697,971	$(25,680,759)	$(1,972,622)

Warrants issued with financing	-	-	-	-	-	-	4,596	-	4,596

Stock option expense	-	-	-	-	-		56,784	-	56,784

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(260,895)	(260,895)
Balance June 30, 2024	-	$-	1	$-	10,168,220	$10,166	$23,759,351	$(25,941,654)	$(2,172,137)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance March 31, 2025	-	$-	1	$-	11,153,220	$11,151	$24,319,286	$(26,664,637)	$(2,334,200)

Warrants issued with financing	-	-	-	-	-	-		-	-

Stock option expense	-	-	-	-	-	-		-	-

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	(205,106)	(205,106)
Balance June 30, 2025	-	$-	1	$-	11,153,220	$11,151	$24,319,286	$(26,869,743)	$(2,539,306)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2023	-	$-	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	-	-	20,231	-	20,231

Stock option expense	-	-	-	-	-		107,202	-	107,202

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(575,013)	(575,013)
Balance June 30, 2024	-	$-	1	$-	10,168,220	$10,166	$23,759,351	$(25,941,654)	$(2,172,137)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2024	-	$-	1	$-	11,153,220	$11,151	$24,301,027	$(26,404,116)	$(2,091,938)

Warrants issued with financing	-	-	-	-	-	-	15,299	-	15,299

Stock option expense	-	-	-	-	-	-	2,960	-	2,960

Net loss for the six months ended June 30, 2025	-	-	-	-	-	-	-	(465,627)	(465,627)
Balance June 30, 2025	-	$-	1	$-	11,153,220	$11,151	$24,319,286	$(26,869,743)	$(2,539,306)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(465,627)	$(575,013)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,238	4,402
Amortization of right of use asset, net	20,248	34,191
Amortization expense for prepaid expenses for consulting shares	-	8,149
Amortization of debt discount	22,521	3,075
Stock based compensation and stock option expense	2,960	107,202
Changes in operating assets and liabilities:
Accounts receivable	(43,731)	(13,959)
Prepaid expenses	4,505	(11,195)
Inventory	(9,195)	(16,521)
Accounts payable and accrued liabilities	385,965	368,138
Operating lease liability, net	(25,826)	(33,785)
Net Cash (used in) operating activities	(103,942)	(125,316)

Cash flow from financing activities
Proceeds from advances - related party	-	8,500
Proceeds of notes payable	2,000
Repayments of notes payable	(7,000)	-
Proceeds from secured notes payable	50,000	135,000
Net cash provided by financing activities	45,000	143,500

Net increase / (decrease) in cash	(58,942)	18,184
Cash at beginning of period	60,305	6,607
Cash at end of period	$1,363	$24,791

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Warrants issued for debt financing	$15,299	$15,635
Reduction in right of use asset and lease liability due to lease amendment	$57,043	$-

See the accompanying notes to the condensed consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Bespoke Extracts, Inc. is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), we operate a marijuana infused products production facility in Aurora, Colorado.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Extracts Colorado, LLC (collectively, the “Company”). All inter-company balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2024 Annual Report on Form 10-K (the “Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared, assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $103,942 for period ended June 30, 2025, and a working capital deficit of $1,330,730 and accumulated deficit of $26,869,743, as of June 30, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of these financial statements.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail or cease its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company’s Chief Executive Officer serves as the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At June 30, 2025 and December 31, 2024, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of such instruments. The estimated fair value of the debt approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. As of June 30, 2025 and December 31, 2024, the Company had no recorded provision for credit losses.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less cost of completion, disposition and transportation and a normal profit margin. As of June 30, 2025 and December 31, 2024, consisted of raw materials of $41,721 and $32,526. As of June 30, 2025 and December 31, 2024, the Company had no recorded inventory reserves.

Revenue Recognition

The Company accounts for revenue in accordance with the FASB Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Revenue is measured based on the amount of consideration that the Company expects to receive, reduced by discounts and estimates for credits and returns (calculated based upon previous experience and management’s evaluation). Outbound shipping charged to customers is recognized at the time the related merchandise revenues are recognized and are included in net revenues. Inbound and outbound shipping and delivery costs are included in cost of revenues.

The Company’s products are sold directly to licensed marijuana dispensaries in Colorado. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due on the date of shipment or within 14 to 30 days.

As of June 30, 2025 no customer amounted to 10.0% of the accounts receivable.

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

Net Income / (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock, using the treasury stock method for options and warrants the “if converted” method for convertible securities. For the three and six months ended June 30, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including 1,244,876 warrants and 1,542,842 options, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 9, Segment Reporting.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. The Company has recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If the Company determines in the future that it is more likely than not that it will realize all or a portion of our deferred tax assets, the Company will adjust its valuation allowance in the period the Company makes the determination. The Company expects to provide a full valuation allowance on its future tax benefits until it can sustain a level of profitability that demonstrates its ability to realize these assets.

2. NOTE PAYABLE – RELATED PARTY

Note payable, related party is due to Infinity Management, LLC, an affiliate of Michael Feinsod, the Company’s chief executive officer. The note payable bears interest at 5.0% in unsecured and matures June 30, 2026 interest is payable quarterly In addition, repayment of the note will be due out of the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of June 30, 2025 and December 31, 2024 the amount owed Infinity Management, LLC is $849,500 and $849,500, respectively. In addition, as of June 30, 2025 and December 31, 2024 the Company has a non interest bearing demand note outstanding in the amount of $66,872 and $66,872, respectively. Interest expense for the three and six months ended June 30, 2025 and 2024 was $10,590 and $21,063 and $0 and $0.

3. NOTES PAYABLE

On September 5, 2024, the Company entered into and closed on an unsecured note payable in the amount of $25,000. The note is non-interest bearing and payable upon demand. During the year ended December 31, 2024 the Company repaid $5,000. During the six months ended June 30, 2025 the Company repaid an additional $7,000 and borrowed an additional $2,000. As of June 30, 2025 and December 31, 2024 the amount owed on the loan is $15,000 and $20,000, respectively.

On December 31, 2024, the landlord, WL Holdings, Ltd. (“WL Holdings”), converted $169,000 of unpaid rent owed by Bespoke Colorado into a 10% promissory note maturing on December 31, 2030. Interest is payable quarterly. As of June 30, 2025 and December 31, 2024 the outstanding balance is $169,000.

Interest expense for the three and six months ended June 30, 2025 and 2024 was $4,225 and $8,450 and $0 and $0.

4. NOTE PAYABLE – SECURED

On January 29, 2025, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $50,000 in 15% Senior Secured Notes due January 29, 2027 and warrants to purchase an aggregate of 150,000 shares of common stock, for an aggregate purchase price of $50,000. Interest is payable monthly. The Notes are senior in terms of priority and liquidation to all other existing debt obligations of the Company. The warrants vested immediately and have a term of two years and an exercise price of $0.102. The warrants were fair valued at $15,299 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 569%, risk free interest rate of 4.21%, an expected life of 2 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method.

	June 30, 2025	December 31, 2024
Note amount	$360,000	$310,000
Debt discount	(93,283)	(77,984)
Amortization of debt discount	31,856	9,335
Notes payable, net	$298,573	$241,351

Interest expense for the three and six months ended June 30, 2025 and 2024 was $16,313 and $23,001 and $4,125 and $4,750.

5. LEASES

In connection with the WonderLeaf Purchase, Bespoke Colorado entered into a lease agreement with WL Holdings, Ltd. (“WL Holdings”) in December 2021. Pursuant to the Lease, Bespoke Colorado will lease from WL Holdings certain commercial space in Aurora, Colorado, where WonderLeaf’s business has been located, commencing upon signing of the Lease, for a term of five years, which Bespoke Colorado will have an option to renew for an additional five years. Monthly rent under the Lease will start at $6,000. The Lease grants the Company an option to purchase the property for $600,000. The Company has not decided whether it will exercise either option. Effective January 1, 2025, the Lease was amended to provide for a reduced monthly base rent of $4,000, which reduced the right of use asset and lease liability by $57,043.

Supplemental balance sheet information related to leases was as follows

Lease term and discount rate were as follows:

June 30,
2025
Weighted average remaining lease term (years)	1.42
Weighted average discount rate	10%

The component of lease costs was as follows:

Six Months ended June 30,
2025
Operating lease cost	$20,000
Variable lease cost (1)	10,500
Total lease costs	$30,500

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Operating Leases	Classification	June 30, 2025
Right-of-use assets	Right of use assets	$63,198

Current lease liabilities	Current operating lease liabilities	59,353
Non-current lease liabilities	Long-term operating lease liabilities	3,805
Total lease liabilities		$63,158

Maturities of lease liabilities were as follows as of June 30, 2025:

Operating
Leases
2025	$48,000
2026	20,000
Total undiscounted lease payments	68,000
Less: Present value discount	(4,842)
Total Present value of lease liabilities	$63,158

6. EQUITY

Common Stock and Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. 1,000 shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. 1 share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On December 14, 2021, the board of directors of the Company adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which up to an aggregate of 6,666,667 shares of common stock are available for issuance. Awards under the plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2021 Plan. Options awarded under the 2021 Plan are to have an exercise price of not less than 100% of the fair market value of the common stock on the grant date and a term of not more than ten years from the option grant date. As of June 30, 2025 and December 31, 2024, 266,667 shares of common stock have been issued under the 2021 Plan and are all vested.

Warrants

The following table summarizes the warrant activities during the six months ended June 30, 2025:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,094,876	0.62	1.49
Granted	150,000	0.10	1.67
Canceled or expired	-	-	-
Outstanding at June 30, 2025	1,244,876	$0.60	1.38 years
Exercisable at June 30, 2025	1,244,876	$0.60	1.38 years
Intrinsic value at June 30, 2025		$64,269

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.114 for the Company’s common stock on June 30, 2025.

Options

On January 8, 2024, the Company issued to an employee options to purchase a total of 225,000 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were fair valued at $8,919 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 392%, risk free interest rate of 4.82%, an expected life of3 years. During the three and six months ended June 30, 2025 and 2024 the Company recorded $0 and $0 and $10,822 and $21,643 of expenses associated with the vesting of these stock options. As of June 30, 2025 the options were fully vested.

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were fair valued at $44,306 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 350%, risk free interest rate of 4.94%, an expected life of 4 years. During the three and six months ended June 30, 2025 and 2024 the Company recorded $2,759 and $2,759 and $4,931 and $6,557of expenses associated with the vesting of these stock options. As of June 30, 2025 the options were fully vested.

The Company also had option grants from prior periods that were fully vested as of December 31, 2024. Accordingly, no expense was recognized for these awards during the three and six months ended June 30, 2025. For comparison purposes, the Company recognized $1,115 and $6,489 of expense related to these awards during the three and six months ended June 30, 2024, respectively.”

The following table summarizes the option activities during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,565,342	$2.67	6.61 years
Granted	-	$-	-
Canceled or expired	(22,500)	$.22
Exercised	-	-
Outstanding at June 30, 2025	1,542,842	$1.84	5.55 years
Exercisable at June 30, 2025	1,542,842	$1.84	5.55 years
Intrinsic value at June 30, 2025		$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.114 for the Company’s common stock on June 30, 2025.

The future expense as of June 30, 2025 is $0.

7. RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024 Michael Feinsod is owed a total of $60,000 and $0 of accrued salary and accounts payable mainly for travel related expenses of $161,553 and $171,553, respectively.

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

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. As of June 30, 2025, the Company owed accrued salary of $60,000.

In March 2025, the Company was threatened with litigation by a former employee.   The employee has made allegations related to violations of the Colorado Wage Claim Act and alleged breach of contract and unpaid commissions.  The employee claims retaliatory termination and seeks damages, including statutory penalties and back/front pay. The Company believes that that any such potential claims, if asserted, would be without substantial merit. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by the former employee against the Company.  However, if the lawsuit is successful, it may have a material adverse effect on its business, operating results, financial condition or cash flows.

On June 5, 2025, a vendor sued the Company in Colorado state court, alleging non-payment of approximately $35,560 for packaging products. The Company plans to defend the lawsuit and has fully reserved for the amount.

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

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net income (loss):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Product and other sales	$390,553	$278,163	$653,712	$538,591
Total revenues	390,553	278,163	653,712	538,591
Cost of revenues
Product and other sales	193,054	172,046	345,434	329,893
Total cost of revenues	193,054	172,046	345,434	329,893
Gross profit	197,499	106,117	308,278	208,698

Operating expenses
Research and development	-	-	8,623	-
Professional Fees	21,832	30,475	64,796	88,000
General and administrative	337,625	325,885	642,155	673,744
Total operating expenses	359,457	356,360	715,574	761,744
Net loss from operations	(161,958)	(250,243)	(407,296)	(553,046)

Other income (expenses)
Interest expense and bank charges	(43,148)	(10,652)	(58,331)	(21,967)
Total other income (expenses)	(43,148)	(10,652)	(58,331)	(21,967)
Net income (loss) before income taxes	(205,106)	(260,895)	(465,627)	(575,013)
Income taxes	—	—	—	—
Net income (loss)	$(205,106)	$(260,895)	$(465,627)	$(575,013)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: includes costs related to new product development, including product processing and blending techniques.

●	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

●	Sales and Marketing: includes personnel costs and other sales related expenses.

●	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

●	Geographic Revenue Information: For the three and six months ended June 30, 2025 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. For the three and six months ended June 30, 2024 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. Refer to Note 9.

●	Major Customers: The Company had no customers that accounted for 10.0% of revenue for the three months ended June 30, 2025 and had one customer that accounted for 13.9% of net accounts receivable as of June 30, 2025. The Company had no customers that accounted for 10.0% of revenue for the three months ended June 30, 2024. Net accounts receivable concentration related to major customers was 26.1% as of December 31, 2024. The Company had no customers that accounted for 10.0% of revenue for the six months ended June 30, 2025. The Company had no customers that accounted for 10.0% of revenue for the six months ended June 30, 2024.

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

Beginning January 1, 2025, we rebranded our product offerings in Colorado as The Joint Company.

Results of Operations for the three months ended June 30, 2025 and June 30, 2024

Sales

Sales during the three months ended June 30, 2025 were $390,553 compared to $278,163 for the three months ended June 30, 2024. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado as well as increased joint production services for third parties. The increase in joint sales was primarily driven by new products. The increase in sales was also a result of increased processing services for third parties.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 was $193,054 compared to $172,046 for the three months ended June 30, 2024. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints. Labor and input materials, as a percentage of sales, both decreased when compared to the prior year period. Packaging and production materials, as a percentage of sales, increased when compared to the prior year

Operating Expenses

Selling, general and administrative expenses for the three months June 30, 2025 and June 30, 2024 were $337,625 and $325,885, respectively. The decrease was mainly attributable to stock-based compensation of $0 for the three months ended June 30, 2025 compared to $59,855 for the three months ended June 30, 2024 and decrease in rent paid of $12,000 for the three months ended June 30, 2025 compared to $36,000 for the three months ended June 30, 2024. These items were partially offset by increases in audit and accounting expense, sales commissions and payroll expense.

Net Loss

Our net loss for the three months ended June 30, 2025 was $205,106, or $0.02 per share, compared to a net loss for the three months ended June 30, 2024 of $260,895, or $0.03 per share.

Results of Operations for the six months ended June 30, 2025 and June 30, 2024

Sales

Sales during the six months ended June 30, 2025 were $653,712 compared to $538,591 for the six months ended June 30, 2024. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado as well as increased joint production services for third parties. The increase in joint sales was primarily driven by new products in addition to an increase in sales of Fresh Joint products. The increase in sales was also a result of increased processing services for third parties.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 was $345,434 compared to $329,893 for the six months ended June 30, 2024. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints. The decrease in cost of goods sold, as a percentage of sales, was primarily driven by decreases in all categories as the company increased efficiencies with revenue growth.

Operating Expenses

Selling, general and administrative expenses for the six months June 30, 2025 and June 30, 2024 were $650,778 and $673,744, respectively. The decrease was mainly attributable to stock-based compensation of $0 for the six months ended June 30, 2025 compared to $82,079 for the six months ended June 30, 2024 and was partially offset by increase in salaries and product delivery expense. Professional fees were $64,796 and $88,000, respectively for the six months ended June 30, 2025 and June 30, 2024. The decrease in expenses was due to decreased legal fees.

Net Loss

Our net loss for the six months ended June 30, 2025 was $465,627, or $0.04 per share, compared to a net loss for the six months ended June 30, 2024 of $575,013, or $0.06 per share.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $1,363. Net cash used in operating activities for the six months ended June 30, 2025 was $103,942. Our current liabilities as of June 30, 2025 were $ 1,485,466 and consisted of accounts payable and accrued liabilities of $1,344,241, current portion of lease liability of $59,353 and advances payable related party of $66,872. As of June 30, 2024, we had cash of $24,791. Net cash used in operating activities for the six months ended June 30, 2024 was $125,316. Our current liabilities as of June 30, 2024 were $ 1,573,439 and consisted of accounts payable and accrued liabilities of $1,329,393, current portion of lease liability of $64,330 and advances payable related party of $61,872.

During the six months ended June 30, 2025 the Company borrowed $0 from a related party. During the six months ended June 30, 2024 the Company borrowed $8,500 from a related party.

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the six months ended June 30, 2025 and the year ended December 31, 2024 and had a working capital deficit at June 30, 2025 and December 31, 2024. This raises substantial doubt about our ability to continue as a going concern.

Until recently, we have not generated positive cash flows from operating activities. Our primary source of capital has been from the sale of equity and convertible debt securities. Our primary use of capital has been for professional fees and selling, general and administrative costs. We have no committed sources of capital and will need to raise additional capital to continue and expand our operations. Additional capital may not be available on terms acceptable to us, or at all.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal Proceedings in Note 8 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

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

BESPOKE EXTRACTS, INC.

Dated: August 27, 2025	By:	/s/ Michael Feinsod
Michael Feinsod Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)