Form 10-Q
period 2025-09-30
Bespoke Extracts, Inc.
filed 2025-11-12
CIK 1409197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 10, 2025, there were 11,253,552 shares outstanding of the registrant’s common stock, par value $0.001.

i

PART I

Item 1. Financial Statements.

Bespoke Extracts, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets
Cash	$16,743	$60,305
Accounts receivable, net	103,532	57,276
Prepaid expense	12,895	15,150
Inventory, net	63,662	32,526
Total current assets	196,832	165,257

Furniture and equipment	24,051	31,342
License	10,000	10,000
Right of Use Asset	52,690	140,489
Deposits	12,000	12,000
Total assets	$295,573	$359,088

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,392,869	$958,276
Note payable	25,000	20,000
Advances - related party	66,872	66,872
Operating lease liability	52,650	73,523
Notes payable -- secured (Net of discount of $49,810)	335,190	-
Total current liabilities	1,872,581	1,118,671

Long-Term liabilities
Notes payable -- secured (Net of discount of $68,649)	-	241,351
Notes payable	169,000	169,000
Note payable - related party	849,500	849,500
Long-Term Operating Lease Liability	-	72,504
Total liabilities	2,891,081	2,451,026

Commitments and contingencies (Note 10)

Stockholders' Deficit
Preferred stock, par value $0.001, 50,000,000 shares authorized, 1 share issued and outstanding as of September 30, 2025 and December 31,2024, respectively	-	-
Series C Convertible Preferred Stock, $0.001 par value, 1 share designated; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, stated value $24,000.	-	-
Common stock, $0.001 par value: 3,000,000,000 authorized; 11,253,220 and 11,153,220 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11,251	11,151
Common stock to issue 6,478 shares	-	-
Additional paid-in capital	24,341,072	24,301,027
Accumulated deficit	(26,947,831)	(26,404,116)
Total stockholders' deficit	(2,595,508)	(2,091,938)
Total liabilities and stockholders' deficit	$295,573	$359,088

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Sales	$467,945	$277,471	$1,121,657	$816,062
Cost of products sold	233,770	162,476	579,204	492,369
Gross Profit	234,175	114,995	542,453	323,693

Operating expenses:
Selling, general and administrative expenses	260,228	361,393	911,006	1,035,137
Professional fees	27,838	16,070	92,634	104,070
Total operating expenses	288,066	377,463	1,003,640	1,139,207

Loss from operations	(53,891)	(262,468)	(461,187)	(815,514)

Other income / (expenses)
Interest expense	(24,197)	(13,145)	(82,528)	(35,112)
Total other (expense) / income	(24,197)	(13,145)	(82,528)	(35,112)

Loss before income tax	(78,088)	(275,613)	(543,715)	(850,626)
Provision for income tax	-	-	-	-
Net Loss	$(78,088)	$(275,613)	$(543,715)	$(850,626)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	11,249,959	10,635,068	11,185,821	10,327,972

NET LOSS PER COMMON SHARE OUTSTANDING
Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.08)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc

 Condensed Consolidated Statements of Changes In Stockholders’ Deficit

For The three and nine months ended September 30, 2025 and September 30, 2024

(Unaudited)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance June 30, 2024	-	$-	1	$-	10,168,220	$10,166	$23,759,351	$(25,941,654)	$(2,172,137)

Stock option expense	-	-	-	-	-	-	47,679	-	47,679

Common stock issued for services	-	-	-	-	955,000	955	69,715	-	70,670

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	(275,613)	(275,613)
Balance September 30, 2024	-	$-	1	$-	11,123,220	$11,121	$23,876,745	$(26,217,267)	$(2,329,401)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance June 30, 2025	-	$-	1	$-	11,153,220	$11,151	$24,319,286	$(26,869,743)	$(2,539,306)

Warrants issued with financing	-	-	-	-	-	-	10,496	-	10,496

Common stock issued for services	-	-	-	-	100,000	100	11,290	-	11,390

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	(78,088)	(78,088)
Balance September 30, 2025	-	$-	1	$-	11,253,220	$11,251	$24,341,072	$(26,947,831)	$(2,595,508)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2023	-	$-	1	$-	10,168,220	$10,166	$23,631,918	$(25,366,641)	$(1,724,557)

Warrants issued with financing	-	-	-	-	-	-	20,231	-	20,231

Stock option expense	-	-	-	-	-		154,881	-	154,881

Common stock issued for services	-	-	-	-	955,000	955	69,715	-	70,670

Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	(850,626)	(850,626)
Balance September 30, 2024	-	$-	1	$-	11,123,220	$11,121	$23,876,745	$(26,217,267)	$(2,329,401)

			Series C
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional
	Shares	Par	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total

Balance December 31, 2024	-	$-	1	$-	11,153,220	$11,151	$24,301,027	$(26,404,116)	$(2,091,938)

Warrants issued with financing	-	-	-	-	-	-	25,795	-	25,795

Stock option expense	-	-	-	-	-	-	2,960	-	2,960

Common stock issued for services	-	-	-	-	100,000	100	11,290	-	11,390

Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	(543,715)	(543,715)
Balance September 30, 2025	-	$-	1	$-	11,253,220	$11,251	$24,341,072	$(26,947,831)	$(2,595,508)

See the accompanying notes to the condensed consolidated financial statements.

Bespoke Extracts, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(543,715)	$(850,626)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,291	7,020
Amortization of right of use asset, net	30,756	51,536
Amortization expense for prepaid expenses for consulting shares	-	9,206
Amortization of debt discount	44,634	5,625
Stock based compensation and stock option expense	14,350	225,551
Changes in operating assets and liabilities:
Accounts receivable	(46,256)	(857)
Prepaid expenses	2,255	(7,295)
Inventory	(31,136)	(28,427)
Accounts payable and accrued liabilities	434,593	485,734
Operating lease liability, net	(36,334)	(51,129)
Net Cash (used in) operating activities	(123,562)	(153,662)

Cash flow from financing activities
Proceeds from advacnes - related party	-	8,500
Proceeds of notes payable	12,000	25,000
Repayments of notes payable	(7,000)	-
Proceeds from secured notes payable	75,000	135,000
Net cash provided by financing activities	80,000	168,500

Net increase / (decrease) in cash	(43,562)	14,838
Cash at beginning of period	60,305	6,607
Cash at end of period	$16,743	$21,445

Supplemental disclosure of cash flow information
Cash paid for interest	$6,000	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Warrants issued for debt financing	$25,795	$15,635
Amendment to Lease	$57,043	$-

See the accompanying notes to the condensed consolidated financial statements.

BESPOKE EXTRACTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

1. NATURE OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Bespoke Extracts, Inc. is a Nevada corporation focused on operating in the regulated cannabis markets in the United States. Through Bespoke Extracts Colorado, LLC (“Bespoke Colorado”), we operate a marijuana infused products production facility in Aurora, Colorado.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bespoke Extracts, Inc., and its wholly owned subsidiary Bespoke Extracts Colorado, LLC (collectively, the “Company”). All inter-company balances have been eliminated. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the consolidated financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2024 Annual Report on Form 10-K (the “Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The accompanying consolidated financial statements have been prepared, assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations of $123,562 for period ended September 30, 2025, and a working capital deficit of $1,675,749 and accumulated deficit of $26,947,831, as of September 30, 2025. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of these financial statements.

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

The Company’s Chief Executive Officer serves as the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. At September 30, 2025, and December 31, 2024, the Company did not have any cash equivalents. The Company did not have any cash in excess of FDIC limits of $250,000 at any single bank.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 14 or net 30 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. As of September 30, 2025 and December 31, 2024, the Company had no recorded provision for credit losses.

Inventory, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less cost of completion, disposition and transportation and a normal profit margin. As of September 30, 2025 and December 31, 2024, inventories consisted of raw materials of $63,662 and $32,526, respectively. As of September 30, 2025 and December 31, 2024, the Company had no recorded inventory reserves.

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

As of September 30, 2025 one customer amounted to 11.0% of the accounts receivable.

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

Net Income / (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock, using the treasury stock method for options and warrants the “if converted” method for convertible securities. For the three and nine months ended September 30, 2025 and 2024, the Company reported a net loss. As a result, all potentially dilutive securities, including 1,294,876 warrants and 1,542,842 options, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

2. NOTE PAYABLE – RELATED PARTY

Note payable, related party is due to Infinity Management, LLC, an affiliate of Michael Feinsod, the Company’s chief executive officer. The note payable bears interest at 5.0%, is unsecured and originally matured on June 30, 2025 and interest is payable quarterly. In addition, repayment of the note is payable from the proceeds of a new debt or equity capital raise with net proceeds of more than $2,000,000. As of September 30, 2025 and December 31, 2024 the amount owed Infinity Management, LLC is $849,500 and $849,500, respectively. In addition, as of September 30, 2025 and December 31, 2024 the Company has a non interest bearing demand note outstanding, due to Infinity Management, LLC, in the amount of $66,872 and $66,872, respectively. Interest expense for the three months ended September 30, 2025, was $10,706, and for the nine months ended September 30, 2025, was $31,653; for the three and nine months ended September 30, 2024, it was $10,706 and $31,885, respectively. On October 8, 2025, the Company entered into an Amendment to Senior Note with Infinity Management, LLC to amend the Senior Note dated September 26, 2023, with a principal amount of $849,500. The Amendment modified the Maturity Date of the Note to June 30, 2027. Interest expense for the three and nine months ended September 30, 2025 amounted to $10,706 and $31,769, respectively,

3. NOTES PAYABLE

On September 5, 2024, the Company entered into and closed on an unsecured note payable in the amount of $25,000. The note is non-interest bearing and payable upon demand. During the year ended December 31, 2024 the Company repaid $5,000. During the nine months ended September 30, 2025 the Company repaid an additional $7,000 and borrowed an additional $12,000. As of September 30, 2025 and December 31, 2024 the amount owed on the loan is $25,000 and $20,000, respectively.

On December 31, 2024, the landlord, WL Holdings, Ltd. (“WL Holdings”), converted $169,000 of unpaid rent owed by Bespoke Colorado into a 10% promissory note maturing on December 31, 2030. Interest is payable quarterly. As of September 30, 2025 and December 31, 2024 the outstanding balance is $169,000. Interest expense for the three and nine months ended September 30, 2025 and 2024 was $4,225 and $12,675 and $0 and $0.

4. NOTE PAYABLE – SECURED

On January 29, 2025, the Company entered into and closed securities purchase agreements with an investor pursuant to which the Company issued and sold to the investor an aggregate of $50,000 in 15% Senior Secured Notes due June 30, 2026 and warrants to purchase an aggregate of 150,000 shares of common stock, for an aggregate purchase price of $50,000. Interest is payable monthly. The Notes are parri passu in terms of priority and liquidation to other 15% Senior Secured Notes due June 30, 2026 issued by the Company. The warrants vested immediately and have a term of two years and an exercise price of $0.102. The warrants were fair valued at $15,299 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 569%, risk free interest rate of 4.21%, an expected life of 2 year. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method.

On September 23, 2025, the Company entered into and closed securities purchase agreements with investors pursuant to which the Company issued and sold to the investors an aggregate of $25,000 in 15% Senior Secured Notes due January 29, 2027 and warrants to purchase an aggregate of 50,000 shares of common stock, for an aggregate purchase price of $25,000. Interest is payable monthly. The Notes are parri passu in terms of priority and liquidation to other 15% Senior Secured Notes due June 30, 2026 issued by the Company. The warrants vested immediately and have a term of two years and an exercise price of $0.21. The warrants were fair valued at $10,490 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 467%, risk free interest rate of 3.53%, an expected life of 2 years. The Company utilized the Relative Fair Value to allocate the value of the warrants and recorded it as debt discount, which is amortized over the term of the note using the effective interest method.

	September 30, 2025	December 31, 2024
Note amount	$385,000	$310,000
Debt discount	(103,779)	(77,984)
Amortization of debt discount	53,969	9,335
Notes payable, net	$335,190	$241,351

Interest expense for the three and nine months ended September 30, 2025 and 2024 was $13,490 and $39,865 and $5,063 and $11,104. The amortization of debt discount for the three and nine months ended September 30, 2025 amounted to $22,134 and $44,634, respectively.

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

Supplemental balance sheet information related to leases was as follows:

Lease term and discount rate were as follows:

September 30,
2025
Weighted average remaining lease term (years)	1.17
Weighted average discount rate	10%

The component of lease costs was as follows:

Nine Months ended September 30,
2025
Operating lease cost	$30,000
Variable lease cost (1)	15,750
Total lease costs	$45,750

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Operating Leases	Classification	September 30, 2025
Right-of-use assets	Right of use assets	$52,690

Current lease liabilities	Current operating lease liabilities	52,650
Non-current lease liabilities	Long-term operating lease liabilities	-
Total lease liabilities		$52,650

Maturities of lease liabilities were as follows as of September 30, 2025:

Operating
Leases
2025	$12,000
2026	44,000
Total undiscounted lease payments	56,000
Less: Present value discount	(3.350)
Total Present value of lease liabilities	$52,650

6. EQUITY

Common Stock and Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company’s authorized capital stock consists of 3,000,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. One thousand (1,000) shares of preferred stock are designated as Series A Convertible Preferred Stock. No shares of Series A Preferred Stock are issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. One (1) share of preferred stock is designated Series C Preferred Stock and is issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. The Series C Preferred Stock has a stated value of $24,000 and entitles the holder to 51% of the total voting power of the Company’s stockholders. The Company may, in its sole discretion, redeem the Series C Preferred Stock at any time for a redemption price equal to the stated value. Upon payment of the redemption price by the Company, the Series C Preferred Stock will revert to the status of authorized but unissued preferred stock.

On July 3, 2025 the Company issued 100,000 shares of common stock, fair valued at $11,390, for services, which was expensed immediately.

On December 14, 2021, the board of directors of the Company adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which up to an aggregate of 6,666,667 shares of common stock are available for issuance. Awards under the plan may include options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance share awards, or other equity-based awards, each as defined under the 2021 Plan. Options awarded under the 2021 Plan are to have an exercise price of not less than 100% of the fair market value of the common stock on the grant date and a term of not more than ten years from the option grant date. As of September 30, 2025 and December 31, 2024, 266,667 shares of common stock have been issued under the 2021 Plan and are all vested.

Warrants

The following table summarizes the warrant activities during the nine months ended September 30, 2025:

	Number of Warrants	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,094,876	0.62	1.49
Granted	200,000	0.11	1.41
Canceled or expired	-	-	-
Outstanding at September 30, 2025	1,294,876	$0.60	1.12 years
Exercisable at September 30, 2025	1,294,876	$0.60	1.12 years
Intrinsic value at September 30, 2025		$240,220

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.27 for the Company’s common stock on September 30, 2025.

Options

On January 8, 2024, the Company issued to an employee options to purchase a total of 225,000 shares of common stock at an exercise price of $0.20. The options vest 50% on January 15, 2024 and 50% over a period of 12 months and have a term of 10 years. The options were fair valued at $8,919 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 392%, risk free interest rate of 4.82%, an expected life of 3 years. During the three and nine months ended September 30, 2025, and 2024, the Company recorded $0 and $0 and $10,822 and $21,643 of expenses associated with the vesting of these stock options. As of September 30, 2025 the options were fully vested.

On March 1, 2024, the Company issued to several employees options to purchase a total of 99,000 shares of common stock at an exercise price of $0.22. The options vest over a period of 12 months and have a term of 5 years. The options were fair valued at $44,306 using a Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 350%, risk free interest rate of 4.94%, an expected life of 4 years. During the three and nine months ended September 30, 2025, and 2024, the Company recorded $2,759 and $2,759 and $4,931 and $6,557 of expenses associated with the vesting of these stock options. As of September 30, 2025 the options were fully vested.

The Company also had option grants from prior periods that were fully vested as of December 31, 2024. Accordingly, no expense was recognized for these awards during the three and nine months ended September 30, 2025. For comparison purposes, the Company recognized $1,115 and $6,489 of expense related to these awards during the three and nine months ended September 30, 2024, respectively.

The following table summarizes the option activities during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life
Outstanding at December 31, 2024	1,565,342	$2.67	6.61 years
Granted	-	$-	-
Canceled or expired	(22,500)	$.22
Exercised	-	-
Outstanding at September 30, 2025	1,542,842	$1.84	5.33 years
Exercisable at September 30, 2025	1,542,842	$1.84	5.33 years
Intrinsic value at September 30, 2025		$34,750

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.27 for the Company’s common stock on September 30, 2025.

The future expense as of September 30, 2025 is $0.

7. RELATED PARTY TRANSACTIONS

As of September 30, 2025, and December 31, 2024, Michael Feinsod is owed a total of $90,000 and $0 of accrued salary and accounts payable mainly for advances of certain Company expenses and business travel related expenses of $161,553, and $171,553, respectively.

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

On December 14, 2021, the Company entered into an employment agreement with Michael Feinsod, the Company’s chief executive officer and chairman. Pursuant to the employment agreement, Mr. Feinsod will continue to serve as the Company’s chief executive officer and chairman and will receive a base monthly salary of $10,000. In the event that Mr. Feinsod is terminated without cause or resigns with good reason (each as defined in the employment agreement), he will be entitled to his monthly base salary for twelve months following such termination. As of September 30, 2025, the Company owed accrued salary of $90,000.

In March 2025, the Company was threatened with litigation by a former employee.   The employee has made allegations related to violations of the Colorado Wage Claim Act and alleged breach of contract and unpaid commissions.  The employee claims retaliatory termination and seeks damages, including statutory penalties and back/front pay. The Company believes that any such potential claims, if asserted, would be without substantial merit. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by the former employee against the Company.  However, if the lawsuit is successful, it may have a material adverse effect on its business, operating results, financial condition or cash flows.

On June 5, 2025, a vendor sued the Company in Colorado state court, alleging non-payment of approximately $35,560 for packaging products. On October 8, 2025, the court approved a settlement between the Company and the vendor whereby the Company agreed to pay the vendor a total of $30,000, in monthly installments through September 1, 2026.

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

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statement of comprehensive loss. The following table presents a reconciliation of segment operating loss to net income (loss):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Product and other sales	$467,945	$277,471	$1,121,657	$816,062
Total revenues	467,945	277,471	1,121,657	816,062
Cost of revenues
Product and other sales	233,770	162,476	579,204	492,369
Total cost of revenues	233,770	162,476	579,204	492,369
Gross profit	234,175	114,995	542,453	323,693

Operating expenses
Research and development	-	-	8,623	-
Professional Fees	27,838	16,070	92,634	104,070
General and administrative	260,228	361,393	902,383	1,035,137
Total operating expenses	288,066	377,463	1,003,640	1,139,207
Net loss from operations	(53,891)	(262,468)	(461,187)	(815,514)

Other income (expenses)
Interest expense and bank charges	(24,197)	(13,145)	(82,528)	(35,112)
Total other income (expenses)	(24,197)	(13,145)	(82,528)	(35,112)
Net income (loss) before income taxes	(78,088)	(275,613)	(543,715)	(850,626)
Income taxes	—	—	—	—
Net income (loss)	$(78,088)	$(275,613)	$(543,715)	$(850,626)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

●	Research and Development: includes costs related to new product development, including product processing and blending techniques.

●	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

●	Sales and Marketing: includes personnel costs and other sales related expenses.

●	Cost of Revenues: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer from the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

●	Geographic Revenue Information: For the three and nine months ended September 30, 2025 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. For the three and nine months ended September 30, 2024 100% of the Company’s net sales were generated in North America, specifically in the State of Colorado. Refer to Note 9.

●	Major Customers: The Company had no customers that accounted for 10.0% of revenue for the three months ended September 30, 2025 and one customer that accounted for 11.0% of net accounts receivable as of September 30, 2025. The Company had no customers that accounted for 10.0% of revenue for the nine months ended September 30, 2024. Net accounts receivable concentration related to major customers was 26.1% as of December 31, 2024. The Company had no customers that accounted for 10.0% of revenue for the nine months ended September 30, 2025. The Company had no customers that accounted for 10.0% of revenue for the nine months ended September 30, 2024.

10. SUBSEQUENT EVENTS.

On October 8, 2025, the Company entered into an Amendment to Senior Note (the “Amendment”) with Infinity Management, LLC (the “Holder”) to amend the Senior Note dated September 26, 2023, as amended on November 11, 2024, with a principal amount of $849,500. The Amendment modifies the Maturity Date of the Note from June 30, 2026, to June 30, 2027.

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

Results of Operations for the three months ended September 30, 2025 and September 30, 2024

Sales

Sales during the three months ended September 30, 2025 were $467,945 compared to $277,471 for the three months ended September 30, 2024. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado as well as increased joint production services for third parties. The increase in joint sales was primarily driven by new products in addition to an increase in sales of Fresh Joint products. The increase in sales was also a result of increased processing services for third parties.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 was $233,770 compared to $162,476 for the three months ended September 30, 2024. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints. The decrease in cost of goods sold, as a percentage of sales, was primarily driven by decreases in all categories as the company increased efficiencies with revenue growth.

Operating Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 and September 30, 2024 were $260,228 and $361,393, respectively. The decrease was mainly attributable to stock-based compensation of $10,496 for the three months ended September 30, 2025 compared to $47,679 for the three months ended September 30, 2024 and were partially offset by increase in salaries. Professional fees were $27,838 and $16,070, respectively, for the three months ended September 30, 2025 and September 30, 2024. The increase in professional fees was due to an increase in bookkeeping expense. The decrease in expenses was due to decreased general legal fees.

Net Loss

Our net loss for the three months ended September 30, 2025 was $78,088, or $0.01 per share, compared to a net loss for the three months ended September 30, 2024 of $275,613, or $0.03 per share.

Results of Operations for the nine months ended September 30, 2025 and September 30, 2024

Sales

Sales during the nine months ended September 30, 2025 were $1,121,657 compared to $816,062 for the nine months ended September 30, 2024. The increase in sales was a result of increased product sales of pre-rolled joints to licensed dispensaries in Colorado as well as increased joint production services for third parties. The increase in joint sales was primarily driven by new products in addition to an increase in sales of Fresh Joint products. The increase in sales was also a result of increased processing services for third parties.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 was $579,204 compared to $492,369 for the nine months ended September 30, 2024. The increase was a direct result of the increase in sales. The increase in cost of sales was due to increases in purchases of raw materials, packaging, and labor associated with the production of pre-rolled joints. The decrease in cost of goods sold, as a percentage of sales, was primarily driven by decreases in all categories as the company increased efficiencies with revenue growth.

Operating Expenses

Selling, general and administrative expenses for the nine months September 30, 2025 and September 30, 2024 were $911,006 and $1,035,137, respectively. The decrease was mainly attributable to stock-based compensation of $14,350 for the nine months ended September 30, 2025 compared to $225,551 for the nine months ended September 30, 2024 and were partially offset by increase in salaries. Professional fees were $92,634 and $104,070, respectively, for the nine months ended September 30, 2025 and September 30, 2024. The decrease in expenses was due to decreased general legal fees.

Net Loss

Our net loss for the nine months ended September 30, 2025 was $543,715 or $0.05 per share, compared to a net loss for the nine months ended September 30, 2024 of $850,626, or $0.08 per share.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $16,743. Net cash used in operating activities for the nine months ended September 30, 2024 was $123,562. Our current liabilities as of September 30, 2025 were $1,872,581 and consisted of accounts payable and accrued liabilities of $1,392,869, current portion of lease liability of $52,650, note payable of $25,000, secured notes payable of $335,190 and advances payable related party of $66,872. As of September 30, 2024, we had cash of $60,305. Net cash used in operating activities for the nine months ended September 30, 2024 was $153,662. Our current liabilities as of September 30, 2024 were $1,078,957 and consisted of accounts payable and accrued liabilities of $961,255, current portion of lease liability of $64,330, secured notes payable of $120,394 and advances payable related party of $61,872.

During the nine months ended September 30, 2025 the Company borrowed an additional $12000, repaid $7,000 note payable and secured notes payable of $75,000. During the nine months ended September 30, 2024 the Company borrowed an additional $8,500 from a related party, $25,000 note payable and secured notes payable of $135,000

The unaudited condensed consolidated financial statements included in this report have been prepared assuming a continuation of the Company as a going concern. The Company had negative cash flows from operations for the nine months ended September 30, 2025 and the year ended December 31, 2024 and had a working capital deficit at September 30, 2025 and December 31, 2024. This raises substantial doubt about our ability to continue as a going concern.

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

BESPOKE EXTRACTS, INC.

Dated: November 12, 2025	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)